Form 10-K
period 2020-12-31
CM Life Sciences, Inc.
filed 2021-03-30
CIK 1818331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-39482

CM Life Sciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-1966622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Corvex Management LP 667 Madison Avenue New York, New York	10065
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 474-6745

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant	CMLFU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	CMLF	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CMLFW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant’s securities were not publicly traded. The Registrant’s Units began trading on The Nasdaq Capital Market on September 2, 2020 and the Registrant’s Class A common stock, par value $0.0001 per share, began trading separately from its Units on October 26, 2020.

As of March 29, 2021, there were 44,275,000 shares of the Registrant’s Class A common stock, par value $0.0001 per share, and 11,068,750 shares of the Registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CM LIFE SCIENCES, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed business combination with Sema4 (as defined below). These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated.

These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. The occurrence of one or more of the events or circumstances described in “Item 1A. Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our stockholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Stockholders do not support such a combination.

●	Your only opportunity to affect your investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek stockholder approval of our initial Business Combination, our initial stockholders and management team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Stockholders vote.

●	The ability of our Public Stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

●	The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

●	The requirement that we complete our initial Business Combination within 24 months after the closing of this offering or during any extension period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.

●	If we seek stockholder approval of our initial Business Combination, our Sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from Public Stockholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A Common Stock.

ii

●	If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Stockholders, and our warrants will expire worthless.

●	If the net proceeds of the Initial Public Offering not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial Business Combination.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

●	Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional Class A Common Stock if we issue certain shares to consummate an initial Business Combination.

Should one or more of these risks materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

CM LIFE SCIENCES, INC.

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to CM Life Sciences, Inc., a blank check company incorporated in Delaware. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to CM Life Sciences Holdings, LLC, a Delaware limited liability company. References to our “initial stockholders” refer to our Sponsor and each of our independent directors.

Item 1. Business.

Overview

We are a blank check company incorporated on July 10, 2020, as a Delaware corporation, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While we may pursue an initial Business Combination target in any industry, sector or geographic region, we intend to capitalize on our management team’s background and experience to identify promising opportunities in the life sciences sector. Our sponsor is CM Life Sciences Holdings, LLC a Delaware limited liability company (our “Sponsor”).

We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

Registration statements for our initial public offering (the “Initial Public Offering”) became effective on September 1, 2020. On September 4, 2020, we consummated our Initial Public Offering of 44,275,000 units (the “Units” and, with respect to the shares of Class A common stock, par value $0.001 per share (“Class A Common Stock”) included in the Units offered, the “Public Shares”), including 5,775,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $442.75 million.

Substantially concurrently with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 7,236,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of approximately $10.86 million.

Prior to the consummation of the Initial Public Offering, on July 16, 2020, the Sponsor paid $25,000, or approximately $0.002 per share, to cover certain offering costs of the Company in consideration for 10,062,500 shares (the “Founder Shares”) of Class B common stock of the Company, par value $0.0001 per share (“Class B Common Stock”). In August 2020, our Sponsor transferred 25,000 Founder Shares to each of Mr. Islam, Dr. Leproust and Mr. Turner. On September 1, 2020, we effected a 1:1.1 stock split of our Class B Common Stock, resulting in our Sponsor holding an aggregate of 10,993,750 Founder Shares and there being an aggregate of 11,068,750 Founder Shares outstanding.

Upon the closing of the Initial Public Offering and the Private Placement, $442.75 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of an initial Business Combination and (ii) the distribution of the Trust Account as described below.

We entered into separate forward purchase agreements with affiliates of our Sponsor, Casdin Capital, LLC (“Casdin Capital”) and Corvex Management LP (“Corvex Management”), in their capacities as investment advisors on behalf of one or more investment funds, clients or accounts managed by each of Casdin Capital and Corvex Management, respectively (collectively, their “Clients”), pursuant to which, subject to the conditions described below, they will cause certain Clients to purchase from us up to an aggregate amount of 15,000,000 shares of Class A Common Stock (the “Forward Purchase Shares”) for $10.00 per Forward Purchase Share, or an aggregate amount of up to $150,000,000, in a private placement that will close concurrently with the closing of our initial Business Combination. The respective obligations of Casdin Capital and Corvex Management to cause Clients to purchase Forward Purchase Shares will, among other things, be conditioned on our completing an initial Business Combination with a company engaged in a business that is within the investment objectives of the Clients purchasing Forward Purchase Shares and on the Business Combination (including the target assets or business, and the terms of the Business Combination) being reasonably acceptable to such Clients as determined by Casdin Capital or Corvex Management, as relevant, as investment advisors on behalf of such Clients.

Our Class A Common Stock and warrants trade on The Nasdaq Capital Market (“Nasdaq”) under the symbols “CMLF” and “CMLFW,” respectively. Those Units not separated continue to trade on Nasdaq under the symbol “CMLFU.”

Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating our initial Business Combination. Our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in Trust) at the time we sign a definitive agreement in connection with the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

We intend to effectuate a Business Combination using the proceeds from the Initial Public Offering and Private Placement, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt. We have not engaged in, and we will not engage in, any operations until we complete a Business Combination, and we have not generated any operating revenue to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. Our entire activity since inception through December 31, 2020 related to our formation, the preparation for the Initial Public Offering, and following the closing of the Initial Public Offering, the search for a prospective initial Business Combination. Based on our business activities, we are a “shell company” as defined under the Exchange Act, because we have no operations and nominal assets consisting almost entirely of cash.

We will provide the holders of our Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of our initial Business Combination or conduct a tender offer will be made by us. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions we pay to the underwriters of the Initial Public Offering.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Pending Sema4 Business Combination

On February 10, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mount Sinai Genomics, Inc., a Delaware corporation, d/b/a Sema4 (“Sema4”), and S-IV Sub, Inc., a Delaware corporation and our direct wholly-owned subsidiary (“Merger Sub”). Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, we will acquire Sema4 through the merger of Merger Sub with and into Sema4, with Sema4 surviving as our wholly-owned subsidiary (the “Merger”) and, in connection with the Merger, our name will be changed to a name to be determined by Sema4 (and reasonably acceptable to us) (together with the other agreements and transactions contemplated by the Merger Agreement, the “Sema4 Business Combination”). Holders of Sema4 Capital Stock will receive common stock of CM Life Sciences and, at their election, up to $343 million in cash in exchange for shares of Sema4. The consummation of the proposed Sema4 Business Combination is subject to certain conditions as further described in the Merger Agreement.

On February 10, 2021, concurrently with the execution of the Merger Agreement, we entered into subscription agreements (collectively, the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors” which include certain existing equityholders of Sema4), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 35,000,000 shares of our common stock for an aggregate purchase price equal to $350,000,000 (the “PIPE Investment”). The PIPE Investment will be consummated immediately prior to the closing of the Sema4 Business Combination. The Subscription Agreements provide for certain customary registration rights for the PIPE Investors. The Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (a) such date and time as the Merger Agreement is terminated in accordance with its terms; (b) the mutual written agreement of the parties to such Subscription Agreement; and (c) November 9, 2021.

For more information about the Merger Agreement and the proposed Sema4 Business Combination, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Sema4 Business Combination Announcement,” as well as our Current Report on Form 8-K filed with the SEC on February 11, 2021 and the Sema4 Disclosure Statement that we will file with the SEC. Unless specifically stated, this Annual Report does not give effect to the proposed Sema4 Business Combination and does not contain the risks associated with the proposed Sema4 Business Combination. Such risks and effects relating to the proposed Sema4 Business Combination will be included in the Sema4 Disclosure Statement.

Strategy

Our team intends to leverage the strong life sciences knowledge base and public and private market experience of our Sponsor in completing our initial Business Combination. Our Sponsor is an affiliate of Eli Casdin, founder and Chief Investment Officer of Casdin Capital, and of Keith Meister, founder and Chief Investment Officer of Corvex Management, two leading investment firms.

Over the years, members of our management team from Casdin Capital have developed a rich, reflective and repeatable scientific process as rigorous as any found in relevant research labs, which we intend to draw upon as we evaluate targets. Our strategy is to seek out every possible data point and test every possible hypothesis. By methodically breaking down core elements, from treatments to management teams to political-historical context, and examining them from all angles, testing theories as we go, our leadership team learns and grows in step with the life sciences industry itself. When we assess company targets and the mechanisms for solving them, whether a drug or a technology application, we will seek to understand their innovative methodologies, not just their market potential. Beyond the science, we will also scrutinize target markets and competitors, question CEOs, Executive Teams and Boards on their ability to measure outcomes and push toward solutions, and create models for everything from commercial launch capabilities to regulatory hurdles to an entire team’s industry expertise and history. Deep knowledge of the science and its applications is only the beginning. Our experience continually reminds us to focus on leadership’s ability to grow a business and create an empowered workforce, and we seek companies that create the drive and resilience necessary to reach ambitious goals and, ultimately, market success.

Casdin Capital has developed relationships going back to the unlocking of the human genome, and today is a familiar and trusted participant in this dynamic and complex industry, as well-versed in the science as in the business models that underpin it. As an affiliate of Casdin Capital with key management members from Casdin Capital, we intend to leverage its reputation and position as more than just an investor, but a key partner to major and emerging companies, to work with the most successful and innovative industry professionals, the ones who will continue to drive growth and profits over the next few decades. Combined with Corvex Management, our leadership team is diverse and deep, with strengths in science and business, in research and investing, capital markets and corporate board rooms, and as alert to industry realignments as they are to subtle market moves. Success and strong returns come as much from our collective dedication as it does from our area-expertise. Our seasoned management team and board intends to leverage information from industry experts, scientists, management teams, and corporate directors to proceed with discipline and rigor to complete an attractive business combination that will produce attractive returns for our shareholders.

Acquisition Criteria

Consistent with our acquisition strategy, we have identified the following criteria to evaluate prospective target businesses. We intend to seek to acquire companies in the Life Sciences Tools, Synthetic Biology and Diagnostics fields and that we believe:

●	have a potential scientific or other business advantage or opportunity in the markets in which they operate;

●	have strong and experienced management teams or key personnel; and

●	will offer attractive risk-adjusted equity returns for our shareholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that we believe does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy materials or tender offer documents, as applicable, that we would file with the SEC.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our Public Stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Sourcing of Potential Initial Business Combination Targets

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, executive officers or directors, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, executive officers or directors. In the event we seek to complete an initial Business Combination with a target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm stating that such an initial Business Combination is fair to our company from a financial point of view. Our second amended and restated certificate of incorporation provides that a target will not be deemed an affiliate solely by virtue of ownership by our Sponsor or its affiliates, or any of their or our executive officers or directors, of less than 10% of its common stock, individually or in the aggregate.

Members of our management team and our independent directors will directly or indirectly own Founder Shares and/or Private Placement Warrants following the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial Business Combination.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our Public Stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders, Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares they may hold in connection with the completion of our initial Business Combination.

Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares in connection with such initial Business Combination, and all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the Initial Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitations on Redemptions

Our second amended and restated certificate of incorporation provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares in connection with such initial Business Combination, and all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the Initial Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Conduct of redemptions pursuant to tender offer rules

In the event we conduct redemptions pursuant to the tender offer rules, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Stockholders not tendering more than a specified number of Public Shares, which number will be based on the requirement that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. If Public Stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

Submission of our initial Business Combination to a stockholder vote

If we provide our Public Stockholders with the opportunity to redeem their Public Shares in connection with a stockholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any Founder Shares they hold and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial Business Combination. Each public stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, executive officers, advisors or their respective affiliates may purchase Public Shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their respective affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. In the event that our Sponsor, initial stockholders, directors, officers, advisors or their respective affiliates purchase shares in privately negotiated transactions from Public Stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining the requisite stockholder approval of the Business Combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our second amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our second amended and restated certificate of incorporation provides that we will have only 24 months from the closing of the Initial Public Offering to complete our initial Business Combination. If we are unable to complete our initial Business Combination within such 24-month period from the closing of the Initial Public Offering or during any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation (an “Extension Period”), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination within the 24-month time period or during any Extension Period.

Competition

We may encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our Initial Public Offering and Private Placement, if the proposed Sema4 Business Combination is not consummated, our ability to compete with respect to the acquisition of certain target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our Public Stockholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination, and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Employees

We currently have three executive officers: Eli Casdin, Brian Emes and Shaun Rodriguez. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will devote in any time period will vary based on the status of the proposed Sema4 Business Combination and, if the proposed Sema4 Business Combination is not consummated, whether a different target business has been selected for our initial Business Combination and the current stage of the Business Combination process. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. For risk factors related to the proposed Sema4 Business Combination, see the “Risk Factors” section of the Sema4 Disclosure Statement that we will file with the SEC.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our stockholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial Business Combination if the Business Combination would not require stockholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete our initial Business Combination even if a majority of our Public Stockholders do not approve of the Business Combination we complete.

Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

You may not be provided with an opportunity to evaluate the specific merits or risks of our initial Business Combination. Since our board of directors may complete a Business Combination without seeking stockholder approval, Public Stockholders may not have the right or opportunity to vote on the Business Combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Stockholders in which we describe our initial Business Combination.

If we seek stockholder approval of our initial Business Combination, our initial stockholders and management team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Stockholders vote.

Our initial stockholders own a substantial percentage of our outstanding common stock. Our initial stockholders and management team also may from time to time purchase Class A Common Stock prior to the completion of our initial Business Combination. Our second amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial Business Combination, such initial Business Combination will be approved if we receive the affirmative vote of a majority of the shares entitled to vote at such meeting, including the Founder Shares. Accordingly, if we seek stockholder approval of our initial Business Combination, the agreement by our initial stockholders and management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite stockholder approval for such initial Business Combination.

The ability of our Public Stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to consummate a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many Public Stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into a Business Combination Agreement, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B Common Stock results in the issues of shares of Class A Common Stock on a greater than one-to-one basis upon conversion of the shares of Class B Common Stock at the time of our initial Business Combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial Business Combination within 24 months after the closing of the Initial Public Offering or during any Extension Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 24 months after the closing of the Initial Public Offering or during any Extension Period. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial Business Combination within 24 months after the closing of the Initial Public Offering or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We may not be able to find a suitable target business and complete our initial Business Combination within 24 months after the closing of the Initial Public Offering or during any Extension Period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial Business Combination, our Sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from Public Stockholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A Common Stock or public warrants.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, executive officers, advisors or their respective affiliates may purchase Public Shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their respective affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such purchases or transactions and have not formulated any terms or conditions for any such purchases or transactions. None of the funds in the Trust Account will be used to purchase Public Shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, initial stockholders, directors, executive officers, advisors or their respective affiliates purchase shares in privately negotiated transactions from Public Stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining the requisite stockholder approval of the Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A Common Stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our Public Stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial Business Combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of the Initial Public offering and the sale of the Private Placement Warrants and we filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units became immediately tradable and we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A Common Stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A Common Stock.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our second amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to the Excess Shares without our prior consent. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination within the required time period, our Public Stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Stockholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our initial Business Combination within the required time period, our Public Stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Stockholders, and our warrants will expire worthless.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into Business Combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination.

If the net proceeds of the Initial Public Offering not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial Business Combination.

Of the net proceeds of the Initial Public Offering, only $1,000,000 will be available to us initially outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount. The amount held in the Trust Account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our Public Stockholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our Public Shares, and our warrants will expire worthless.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial Business Combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per public share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities (except for our independent registered public accounting firm) with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of the Initial Public Offering as well as our registered independent public accounting firm will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Stockholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement dated as of September 1, 2020, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we will enter into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Stockholders may be reduced below $10.00 per public share.

If, after we distribute the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial Business Combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not currently subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend our second amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity; and (iii) absent an initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, our return of the funds held in the Trust Account to our Public Stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete our initial Business Combination within the required time period, our Public Stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Stockholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the 24th month from the closing of the Initial Public Offering in the event we do not complete our initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial Business Combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq’s corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial Business Combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Because we are neither limited to evaluating a target business in a particular industry, sector or geographic region nor have we selected any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial Business Combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial Business Combination opportunity in any industry, sector or geographic region, we expect to focus our efforts on the life sciences sector and intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our second amended and restated certificate of incorporation prohibits us from effectuating a Business Combination with another blank check company or similar company with nominal operations.

To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the Business Combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team and their respective affiliates is not a guarantee either (i) of success with respect to any Business Combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial Business Combination. You should not rely on the historical record of the performance of our management team’s or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

In evaluating a prospective target business for our initial Business Combination, our management will consider the availability of funds from the sale of the Forward Purchase Shares, which may be used as part of the consideration to the sellers in the initial Business Combination. If all or some of the Forward Purchase Shares are not purchased under the forward purchase agreement, we may decide not to consummate our initial Business Combination, or if we decide to, we may lack sufficient funds to consummate our initial Business Combination.

In connection with the consummation of the Initial Public Offering, we entered into separate forward purchase agreements with affiliates of our Sponsor, Casdin Capital and Corvex Management, in their capacities as investment advisors on behalf of their Clients, pursuant to which, subject to the conditions described below, they will cause certain Clients to purchase from us up to an aggregate amount of 15,000,000 shares of Class A Common Stock, or the Forward Purchase Shares, for $10.00 per Forward Purchase Share, or an aggregate amount of up to $150,000,000, in a private placement that will close concurrently with the closing of our initial Business Combination. The proceeds from the sale of these Forward Purchase Shares, together with the amounts available to us from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by us in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. The amount of Forward Purchase Shares sold pursuant to the forward purchase agreements will be determined in our discretion based on our need for additional capital to consummate the initial Business Combination.

Each of Casdin Capital’s and Corvex Management’s obligation to cause Clients to purchase Forward Purchase Shares will, among other things, be conditioned on our completing an initial Business Combination with a company engaged in a business that is within the investment objectives of the Clients purchasing Forward Purchase Shares and on the Business Combination (including the target assets or business, and the terms of the Business Combination) being reasonably acceptable to such Clients as determined by Casdin Capital or Corvex Management, as relevant, as investment advisors on behalf of such Clients. In determining whether a target is reasonably acceptable to Clients, we expect that Casdin Capital or Corvex Management, as relevant, would consider many of the same criteria as we will consider, but will also consider whether the investment is an appropriate investment for such Clients, including whether the investment complies with any guidelines, restrictions or conflicts of interest provisions applicable to such Clients. Accordingly, if either Casdin Capital or Corvex Management, as relevant, determines, as an investment advisor on behalf of such Clients that the initial Business Combination falls outside the investment objects of such Clients or is not reasonably acceptable to such Clients, it would not be obligated to purchase any Forward Purchase Shares. In addition, the obligation to purchase Forward Purchase Shares will be subject to fulfillment of customary closing conditions, including that our initial Business Combination must be consummated substantially concurrently with the purchase of Forward Purchase Shares. If the sale of Forward Purchase Shares does not close for any reason, including by reason of the failure to fund the purchase price, for example, we may lack sufficient funds to consummate our initial Business Combination.

We may seek Business Combination opportunities in industries, sectors or geographic regions that may be outside of our management’s areas of expertise.

Although we expect to focus our search for a target business in the life sciences sector, we will consider a Business Combination in industries, sectors or geographic regions outside of our management’s areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive Business Combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue a Business Combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders, respectively, following our initial Business Combination could suffer a reduction in the value of their shares. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or stock exchange listing rules, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our Public Stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Stockholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial Business Combination.

Resources could be wasted in researching Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination within the required time period, our Public Stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination within the required time period, our Public Stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Stockholders, and our warrants will expire worthless.

We may only be able to complete one Business Combination with the proceeds of the Initial Public Offering, the sale of the Private Placement Warrants and the sale of Forward Purchase Shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds held in the Trust Account from the Initial Public Offering and the Private Placement of warrants provided us with $442,750,000 that we may use to complete our initial Business Combination (not taking into account the $15,496,250 of deferred underwriting commissions being held in the Trust Account). The proceeds from the sale of Forward Purchase Shares will be up to $150,000,000.

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our Business Combination strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination with which a substantial majority of our stockholders or warrant holders do not agree.

Our second amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our Public Stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares in connection with such initial Business Combination, all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our second amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our stockholders may not support.

In order to effectuate a Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our second amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our second amended and restated certificate of incorporation requires us to provide our Public Stockholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our a second mended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete an initial Business Combination within 24 months of the closing of the Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of our securities, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

The provisions of our second amended and restated certificate of incorporation that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our second amended and restated certificate of incorporation to facilitate the completion of an initial Business Combination that some of our stockholders may not support.

Our second amended and restated certificate of incorporation provides that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our second amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who will collectively beneficially own approximately 20% of our common stock, may participate in any vote to amend our second amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our second amended and restated certificate of incorporation which govern our pre-Business Combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our second amended and restated certificate of incorporation.

Our Sponsor, executive officers, directors and director nominees have agreed, pursuant to written agreements with us, that they will not propose any amendment to our second amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our Public Stockholders with the opportunity to redeem their Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to the Initial Public Offering may be amended without stockholder approval.

Each of the agreements related to the Initial Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, Sponsor, officers and directors; the registration rights agreement among us and our initial stockholders; and the Private Placement Warrants purchase agreement between us and our Sponsor. These agreements contain various provisions that our Public Stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, Private Placement Warrants and other securities held by our initial stockholders, Sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial Business Combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial Business Combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial Business Combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

We have not selected any specific Business Combination target but may target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering, the sale of the Private Placement Warrants and the sale of the Forward Purchase Shares. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account and the sale of Forward Purchase Shares, net of amounts needed to satisfy any redemption by Public Stockholders, or if the Forward Purchase Shares are not purchased under the forward purchase agreement, we may be required to seek additional financing to complete such proposed initial Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, or to fund the purchase of other companies. If we are unable to complete our initial Business Combination within the required time period, our Public Stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial Business Combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own approximately 20% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our second amended and restated certificate of incorporation. If our initial stockholders purchase any units or any additional Class A Common Stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Common Stock. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial Business Combination. Any Forward Purchase Shares will not be issued until completion of our initial Business Combination, and, accordingly, will not be included in any stockholder vote until such time.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial Business Combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls.

The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

If we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial Business Combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future Business Combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial Business Combination, or, if we complete such initial Business Combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Our initial Business Combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial Business Combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial Business Combination and subject to any requisite stockholder approval, we may structure our Business Combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes, effect a Business Combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our Business Combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial Business Combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial Business Combination.

In addition, we may effect a Business Combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a Business Combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to Our Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. In particular, certain of our officers and directors serve as an officer or director of CM Life Sciences II Inc. (Nasdaq: CMII) and CM Life Sciences III Inc., which are both blank check companies sponsored by an affiliate of Casdin Capital and Corvex Management. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. In particular, certain of our officers and directors serve as an officer or director of CM Life Sciences II Inc. (Nasdaq: CMII) and CM Life Sciences III Inc., which are both blank check companies sponsored by an affiliate of Casdin Capital and Corvex Management. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of the Initial Public Offering and until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity (including, without limitation, CM Life Sciences II Inc. and CM Life Sciences III Inc.). Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our second amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures (including, without limitation, CM Life Sciences II Inc. and CM Life Sciences III Inc.) may present additional conflicts of interest in pursuing an initial Business Combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or executive officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors and officers also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.” Such entities may compete with us for Business Combination opportunities. We would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to public shares they may acquire during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

On July 16, 2020, our Sponsor paid $25,000, or approximately $0.002 per share, to cover certain of our offering costs in consideration of 10,062,500 Founder Shares. In August 2020, our Sponsor transferred 25,000 Founder Shares to each of Mr. Islam, Dr. Leproust and Mr. Turner. On September 1, 2020, we effected a 1:1.1 stock split of our Class B Common Stock, resulting in our Sponsor holding an aggregate of 10,993,750 Founder Shares and there being an aggregate of 11,068,750 Founder Shares outstanding. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor and certain of our independent director nominees have purchases an aggregate of 7,236,667 warrants, each exercisable for one share of Class A Common Stock at $11.50 per share, for an aggregate purchase price of $10,855,000, or $1.50 per warrant, that will also be worthless if we do not complete our initial Business Combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the 24-month anniversary of the closing of the Initial Public Offering nears, which is the deadline for our completion of an initial Business Combination.

Provisions in our second amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our second amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our second amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our second amended and restated certificate of incorporation will provide that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Additionally, unless we consent in writing to the selection of an alternative forum, the federal courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions; however, we note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and may have the effect of discouraging lawsuits against our directors and officers.

Provisions in our second amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay for our shares of Class A Common Stock and could entrench management.

Our second amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We may not have sufficient funds to satisfy indemnification claims of our officers and directors.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial Business Combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial Business Combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A Common Stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A Common Stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A Common Stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not maintain control of the target business.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the State of Delaware with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination. We have entered into the Merger Agreement, but we may be unable to complete the proposed Sema4 Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equal or exceed $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate or other physical properties material to our operation. We currently maintain our executive offices at 667 Madison Avenue, 2nd Floor, New York, New York 10065. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units began trading on Nasdaq on September 2, 2020. Each Unit consists of one share of Class A Common Stock and one-third of one redeemable warrant to purchase one share of Class A Common Stock. On October 23, 2020, we announced that holders of the Units may elect to separately trade the Class A Common Stock and redeemable warrants included in the Units commencing on October 26, 2020. The Units not separated continue to trade on Nasdaq under the symbol “CMLFU.” Any underlying Class A Common Stock and redeemable warrants that were separated trade on Nasdaq under the symbols “CMLF” and “CMLFW,” respectively.

Holders

As of March 22, 2021, there was approximately 1 holder of record of our Units, approximately 1 holder of record of our separately traded Class A Common Stock, and approximately 4 holders of record of our redeemable warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On July 16, 2020, our Sponsor paid an aggregate of $25,000, or approximately $0.002 per share, to cover certain expenses on behalf of the Company in exchange for issuance of 10,062,500 Founder Shares. In August 2020, our Sponsor transferred 25,000 Founder Shares to each of the following directors: Mr. Islam, Dr. Leproust and Mr. Turner. On September 1, 2020, we effected a 1:1.1 stock split of our Class B Common Stock, resulting in our Sponsor holding an aggregate of 10,993,750 Founder Shares and there being an aggregate of 11,068,750 Founder Shares outstanding. The Sponsor agreed to forfeit up to an aggregate of 1,443,750 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters fully exercised their over-allotment option on September 2, 2020; thus, those Founder Shares were no longer subject to forfeiture.

Our Sponsor and certain of our independent directors purchased an aggregate of 7,236,667 Private Placement Warrants, each exercisable to purchase one share of Class A Common Stock at $11.50 per share, at a price of $1.50 per warrant, generating gross proceeds of $10,855,000, in a private placement that closed substantially concurrently with the closing of the Initial Public Offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On September 4, 2020, the Company consummated its Initial Public Offering of 44,275,000 Units, including the issuance of 5,775,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $442.75 million. Jefferies LLC acted as the underwriter for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-246251 and 333-248541). The registration statements became effective on September 1, 2020.

Substantially concurrently with the closing of the Initial Public Offering, the Company consummated the Private Placement of 7,236,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of approximately $10.86 million.

In connection with the Initial Public Offering, we incurred offering costs of approximately $25.3 million (including deferred underwriting commissions of approximately $15.5 million). After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $442.75 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Annual Report on Form 10-K.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering. For a description of the use of the proceeds generated from the Initial Public Offering, see “Item 1. Business.”

Item 6. Selected Financial Data.

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to CM Life Sciences, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, as well as those that will be set forth in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to the proposed Sema4 Business Combination.

Overview

We are a blank check company incorporated on July 10, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more target businesses. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering, the sale of the Private Placement Warrants that occurred simultaneously with the completion of our Initial Public Offering and the sale of the Forward Purchase Shares, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target or others, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2020 were organizational activities, the consummation of the Initial Public Offering, described below, and seeking to identify a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination.

For the period from July 10, 2020 (inception) through December 31, 2020, we had a net loss of $192,244, which consists of operating costs of $206,195, offset by interest income on marketable securities held in the Trust Account of $13,951.

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

For the period from July 10, 2020 (inception) through December 31, 2020, cash used in operating activities was $386,106. Net loss of $192,244 was affected by interest earned on marketable securities held in the Trust Account of $13,951 and changes in operating assets and liabilities, which used $179,911 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities held in the Trust Account of $442,763,951. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the period ended December 31, 2020, we did not withdraw any interest income from the Trust Account.

As of December 31, 2020, we had $1,094,681 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Sema4 Business Combination Announcement

On February 10, 2021, the Company announced that it executed an Agreement and Plan of Merger (the “Merger Agreement”) with Mount Sinai Genomics, Inc., a Delaware corporation, d/b/a Sema4 (“Sema4”) and the other parties thereto (the transactions contemplated by the Merger Agreement, including the Merger (as defined below), the “Sema4 Business Combination”). Specifically, the Company entered into the Merger Agreement with Sema4 and S-IV Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms of the Merger Agreement, CMLS will acquire Sema4 through the merger of Merger Sub with and into Sema4, with Sema4 surviving as a wholly-owned subsidiary of CMLS (the “Merger”)

The Sema4 Business Combination is expected to close in the second quarter of 2021, following the receipt of the required approval by CMLS’s stockholders and the satisfaction of certain other customary closing conditions.

At the effective time of the Merger (the “Effective Time”), each share of Sema4 class B common stock, par value $0.00001 per share (“Sema4 Class B Common Stock”) issued and outstanding as of immediately prior to the Effective Time will be converted into 1/100th of a share of Sema4 class A common stock, par value $0.00001 per share (“Sema4 Class A Common Stock”, together with Sema4 Class B Common Stock, “Sema4 Common Stock”) in accordance with Sema4’s organizational documents.

Immediately thereafter, each share of Sema4 Common Stock and Sema4’s series A-1 preferred stock, series A-2 preferred stock, series B preferred stock and series C preferred stock (collectively, “Sema4 Capital Stock”) issued and outstanding immediately prior to the Effective Time (other than Excluded Shares and Dissenting Shares (each as defined in the Merger Agreement)) will be converted into the right to receive a portion of the total closing merger consideration, with each Sema4 stockholder being entitled to receive the following:

(a)	if such stockholder has made a cash election as set forth and in accordance with the terms of the Merger Agreement, a portion of the specified aggregate amount of cash consideration payable under the terms of the Merger Agreement (such aggregate amount not to exceed $343,000,000) and pursuant to the terms of such stockholder’s cash election; and

(b)	a number of shares of common stock, par value $0.0001 per share, of CMLS (the “Common Stock”) equal to the quotient of: (i) (A) the product of (x) such stockholder’s total shares of Sema4 Capital Stock multiplied by (y) the per share amount calculated in accordance with the Merger Agreement minus (B) the amount of cash payable to such stockholder pursuant to its cash election, if any, divided by (ii) $10.

In addition, at the Effective Time, each outstanding option to purchase Sema4 Capital Stock, each outstanding and unsettled restricted stock unit in respect of shares of Sema4 Capital Stock and each outstanding stock appreciation right will be rolled over into options to purchase Common Stock, restricted stock units in respect of Common Stock and stock appreciation rights in respect of Common Stock, all as further set forth in and in accordance with the terms of the Merger Agreement.

In addition to the payment of cash, issuance of Common Stock and rollover of other Sema4 equity awards described above as of the Effective Time, in the event that the closing sale price of Common Stock exceeds certain price thresholds for 20 out of any 30 consecutive trading days during the period of time commencing upon the expiration of the lock-up period applicable to the Sponsor under the Letter Agreement, dated as of August 27, 2021, by and among the Company, Sponsor and each of the executive officers and directors of the Company and ending on the second anniversary of the closing of the Merger, an additional number of shares equal to an amount up to an aggregate of 11% of the shares of Common Stock that would have been issuable upon closing of the Merger to the stockholders of the Company if no cash elections were made and the closing cash payment amount under the Merger Agreement was $0.00 (the “Earn-Out Shares”) shall become issuable, in accordance with the terms of the Merger Agreement following the achievement of those certain price thresholds, to the stockholders of Sema4 as of immediately prior to the closing of the Merger; provided that the board of directors of Sema4 (or a duly authorized committee thereof) may, prior to the closing of the Merger, allocate a portion of such Earn-Out Shares to be issued to service providers of Sema4 in the form of restricted stock units of the Company.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In addition, we entered into separate forward purchase agreements with affiliates of the Sponsor, Casdin and Corvex, in their capacities as investment advisors on behalf of one or more investment funds, clients or accounts managed by the Clients, pursuant to which, subject to the conditions described below, they will cause the Clients to purchase from us up to an aggregate amount of 15,000,000 Forward Purchase Shares, for $10.00 per Forward Purchase Share, or an aggregate amount of up to $150,000,000, in a private placement that will close concurrently with the closing of a Business Combination. The amount of Forward Purchase Shares sold pursuant to the forward purchase agreements will be determined at our discretion based on our needs for additional capital to consummate a Business Combination. Under each forward purchase agreement, we are required to approach Casdin and Corvex if it proposes to raise additional capital by issuing any equity, or securities convertible into, exchangeable or exercisable for equity securities in connection with a Business Combination. The respective obligations of Casdin and Corvex to purchase Forward Purchase Shares will, among other things, be conditioned on us completing a Business Combination with a company engaged in a business that is within the investment objectives of the Clients purchasing Forward Purchase Shares and on the Business Combination (including the target assets or business, and the terms of the Business Combination) being reasonably acceptable to such Clients as determined by Casdin or Corvex, as relevant, as investment advisors on behalf of such Clients. Each of Casdin and Corvex will have the right to transfer a portion of its purchase obligation under the forward purchase agreement to third parties, or upon mutual agreement to each other, subject to compliance with applicable securities laws. To the extent that we obtain alternative financing to fund the initial Business Combination and the Clients participate in such financing, the aggregate commitment under the forward purchase agreement will be reduced by the amount of such alternative financing.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Initial Public Offering or until we are no longer an “emerging growth company,” whichever earlier.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

As of December 31, 2020, we were not subject to any market or interest rate risk. The net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officer and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Eli D. Casdin	47	Chief Executive Officer and Director
Keith A. Meister	47	Chairman
Brian Emes	38	Chief Financial Officer and Secretary
Shaun Rodriguez	43	Chief Strategy Officer
Sean George	47	Director
Munib Islam	47	Director
Emily Leproust	48	Director
Nat Turner	35	Director

Eli Casdin has been our Chief Executive Officer since July 2020. He founded Casdin Capital, LLC, an investment firm focused on the life sciences and healthcare industry, in November 2011 and currently serves as its Chief Investment Officer. Since December 2020 and January 2021, Mr. Casdin has also served as Chief Executive Officer and a director of CM Life Sciences II Inc. (Nasdaq: CMII) and CM Life Sciences III Inc., respectively, both blank check companies. Mr. Casdin previously served on the board of directors of Exact Sciences Corp. (Nasdaq: EXAS). Mr. Casdin holds a B.S. degree from Columbia University School of General Studies and an MBA from Columbia Business School. His qualifications to serve on our board of directors include his extensive leadership experience as an executive officer of an investment firm, his extensive public and private company directorship experience in the life sciences and healthcare sectors, and his expertise in finance, capital markets, and the biotechnology industry.

Keith Meister has been Chairman of our board of directors since July 2020. He founded Corvex Management LP, a New York based investment manager, in December 2010 and since its inception has served as its Managing Partner and Chief Investment Officer. From 2003 to 2010, Mr. Meister served as Chief Executive Officer and then Principal Executive Officer and Vice Chairman of the Board of Icahn Enterprises L.P. (Nasdaq: IEP), the primary investment vehicle for Carl Icahn. Mr. Meister currently serves as Chairman of CM Life Sciences II Inc. (Nasdaq: CMII) and CM Life Sciences III Inc., since December 2020 and January 2021, respectively. Mr. Meister also serves on the Board of Directors of MGM Resorts International (NYSE: MGM), a global hospitality and entertainment company, and its affiliate Roar Digital. Mr. Meister has previously served on the Board of Directors of numerous other public companies in his career, including Yum! Brands Inc. (NYSE: YUM), The Williams Companies, Inc. (NYSE: WMB), ADT, Inc. (NYSE: ADT), Ralcorp Holdings, Inc. and Motorola, Inc. (now Motorola Solutions, Inc., NYSE: MSI/Motorola Mobility, Inc.). He is Chairman of the board of the Harlem Children’s Zone and also serves on the board of trustees of the American Museum of Natural History. Mr. Meister holds a B.A. degree in government from Harvard College where he graduated cum laude. His qualifications to serve on our board of directors include his extensive leadership experience as managing partner and executive officer of an investment firm and a diversified holding company, his extensive public company directorship experience in a variety of industries, and his expertise in finance, capital markets, strategic development, and risk management.

Brian Emes has been our Chief Financial Officer and Secretary since July 2020. Mr. Emes is also the Chief Financial Officer of Corvex Management LP, a New York based investment manager, which he joined in January 2013. Since December 2020 and January 2021, Mr. Emes has also served as Chief Financial Officer of CM Life Sciences II Inc. (Nasdaq: CMII) and CM Life Sciences III Inc., respectively. Mr. Emes holds a B.S. degree in finance and marketing from Elon University’s Martha & Spencer Love School of Business, and is a licensed certified public accountant.

Shaun Rodriguez has been our Chief Strategy Officer since July 2020. Mr. Rodriguez joined Casdin Capital, LLC, an investment firm focused on the life sciences and healthcare industry, in July 2015 as a Senior Research Analyst and currently serves as its Director of Life Science Research. His coverage universe at Casdin Capital, LLC focuses on life science tools, diagnostics, health technology and services, and industrial applications of biotechnology. Since December 2020 and January 2021, Mr. Rodriguez has also served as Chief Financial Officer of CM Life Sciences II Inc. (Nasdaq: CMII) and CM Life Sciences III Inc., respectively. From February 2011 to July 2015, Mr. Rodriguez served as Director and Senior Research Analyst in the healthcare equity research group of Cowen Inc. (Nasdaq: COWN), an investment bank and financial services company. Mr. Rodriguez holds a Ph.D. in biological sciences from Harvard University.

Sean George has served as a director since completion of the Initial Public Offering in September 2020. Dr. George has been Co-Founder, President and Chief Executive Officer of Invitae Corporation (NYSE: NVTA) since January 2017 and a director since 2010. He also served as Invitae’s President and Chief Operating Officer from August 2012 to January 2017 and as Chief Executive from January 2010 to August 2012. Prior to Invitae, he served as COO at Navigenics, Inc. an early pioneer in personalized genetics from 2007 to November 2009. Before joining Navigenics, Dr. George served in a variety of product, operating and commercial roles at Affymetrix, Inc., Invitrogen Corporation and Molecular Probes, Inc. Dr. George holds a B.S. in Molecular Genetics from UCLA, an M.S. in Molecular Biology from UC Santa Barbara, and a Ph.D. in Molecular Genetics from UC Santa Cruz. His qualifications to serve on our board of directors include his extensive experience in the life sciences sector and his leadership experience guiding an early stage company from startup to market leader.

Munib Islam has served as a director since completion of the Initial Public Offering in September 2020. Mr. Islam served as Co-Chief Investment Officer and a Partner at Third Point LLC, an investment management firm, from July 2019 through 2020. Prior to becoming co-Chief Investment Officer, he served as Head of Equities at Third Point from 2011 to July 2019, where he spearheaded research on Third Point’s strategic block investments globally. From 2008 to 2011, Mr. Islam worked at Highbridge Capital, an investment management firm, where he was a Managing Director and Portfolio Manager of Highbridge’s European Value Equities fund. Mr. Islam previously served on the Board and Executive Selection and Audit Committees of Baxter International, Inc. (NYSE: BAX) from 2015 to 2019, and he currently sits on the Boards of the Stanford Business School Trust and the Brearley School in New York City. Mr. Islam holds a B.A. in Economics from Dartmouth College, where he graduated magna cum laude, and an MBA from the Graduate School of Business at Stanford University. His qualifications to serve on our board of directors include his significant experience in governance, evaluation of investment opportunities, capital allocation, investment management and financial research.

Emily Leproust, has served as a director since completion of the Initial Public Offering in September 2020. Dr. Leproust has been President and Chief Executive Officer of Twist Bioscience Corp. (Nasdaq: TWST) since co-founding Twist in 2013. Since October 2018, she has also served as Chair of the board of directors for Twist. Prior to Twist, Dr. Leproust served in various positions at Agilent Technologies, Inc. (NYSE: A), most recently as its Director, Applications and Chemistry R&D from February 2009 to April 2013. Dr. Leproust holds a M.Sc. in Industrial Chemistry from the Lyon School of Industrial Chemistry and a Ph.D. in Organic Chemistry from the University of Houston. Her qualifications to serve on our board of directors include her extensive professional and educational experience in the life sciences industry.

Nat Turner has served as a director since completion of the Initial Public Offering in September 2020. Mr. Turner has been the Co-Founder and Chief Executive Officer of Flatiron Health, Inc., a healthcare technology company focusing on accelerating oncology research and improving patient care acquired by Roche Holding AG, since June 2012. Previously, Mr. Turner co-founded and served as Chief Executive Officer of Invite Media, Inc., an advertising technology company, from March 2007 until it was acquired by Google Inc. (Nasdaq: GOOGL) in June 2010, after which he remained at Google until June 2012. Mr. Turner received a B.S., cum laude, in Economics with concentrations in entrepreneurship and marketing from The Wharton School of the University of Pennsylvania. His qualifications to serve on our board of directors include his significant experience in the life sciences industry, both as an executive and as an angel investor.

Number, Terms of Office and Election of Officers and Director

Our board of directors consists of six members divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Dr. George and Dr. Leproust, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Islam and Mr. Turner, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Casdin and Mr. Meister, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our second amended and restated certificate of incorporation.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each of our audit committee, compensation committee and nominating and corporate governance committee are composed solely of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. We have filed a copy of each committee charter as an exhibit to this Annual Report.

Audit Committee

The members of our audit committee are Dr. George, Mr. Islam and Dr. Leproust. Mr. Islam serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Islam qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Mr. Islam, Dr. Leproust and Mr. Turner. Dr. Leproust serves as chair of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any) evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial Business Combination. Accordingly, it is likely that prior to the consummation of an initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial Business Combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Dr. George, Mr. Islam and Mr. Meister. Dr. George serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

●	screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial Business Combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to this Annual Report. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations to another entity (excluding non-profit and educational organizations with no connection to the life sciences sector):

Individual	Entity	Entity’s Business	Affiliation
Eli Casdin	AbSci	Biotechnology	Director
	C2i Genomics	Biotechnology	Director
	Casdin Capital, LLC(1)	Investment manager	Chief Investment Officer
	Cedilla Therapeutics, Inc.	Biotechnology	Director
	CM Life Sciences II Inc.	Blank check company	Chief Executive Officer and Director
	CM Life Sciences III Inc.	Blank check company	Chief Executive Officer and Director
	DNA Script	Biotechnology	Director
	EQRx, Inc.	Biotechnology	Director
	GeneMatters, LLC	Biotechnology	Director
	Genomatica, Inc.	Biotechnology	Director
	New York Genome Center	Biotechnology	Director
	Prominex Inc.	Biotechnology	Director
	Sexton Biotechnologies	Biotechnology	Director
	Somalogic Inc	Biotechnology	Director
	Tenaya Therapeutics, Inc.	Biotechnology	Director
	Verana Health	Biotechnology	Director
	Vineti	Biotechnology	Director

Keith Meister	Corvex Management LP(1)	Investment manager	Managing Partner and Chief Investment Officer
	CM Life Sciences II Inc.	Blank check company	Chairman
	CM Life Sciences III Inc.	Blank check company	Chairman
	MGM Resorts International	Hospitality and entertainment	Director
	Roar Digital, LLC	Sports betting and online gaming	Director

Brian Emes	Corvex Management LP(1)	Investment manager	Chief Financial Officer
	CM Life Sciences II Inc.	Blank check company	Chief Financial Officer and Secretary
	CM Life Sciences III Inc.	Blank check company	Chief Financial Officer and Secretary

Shaun Rodriguez	C2i Genomics	Biotechnology	Director
	Casdin Capital, LLC(1)	Investment manager	Director of Life Science Research
	CM Life Sciences II Inc.	Blank check company	Chief Strategy Officer
	CM Life Sciences III Inc.	Blank check company	Chief Strategy Officer
	GeneMatters, LLC	Biotechnology	Director
	Invetx	Biotechnology	Director
	Ivexsol	Biotechnology	Director
	Prominex Inc.	Biotechnology	Director

Sean George	Invitae Corporation	Biotechnology	President, Chief Executive Officer and Director

Emily Leproust	Twist Bioscience Corp.	Biotechnology	President, Chief Executive Officer and Chair of the Board

Nat Turner	Flatiron Health, Inc.	Biotechnology	Chief Executive Officer and Director
	Clover Health, Inc.	Biotechnology	Director
	Zenreach, Inc.	Biotechnology	Director

(1)	Including with respect to one or more investment funds, clients or accounts for which such entity acts as investment advisor.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial stockholders purchased Founder Shares prior to the Initial Public Offering and will purchase Private Placement Warrants in a transaction that will close simultaneously with the closing of the Initial Public Offering. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they hold in connection with the completion of our initial Business Combination. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any Public Shares acquired by them in or after the Initial Public Offering. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial Business Combination within the prescribed time frame or during any Extension Period. If we do not complete our initial Business Combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, the Founder Shares will be released from the lockup. Subject to certain limited exceptions, the Private Placement Warrants will not be transferable until 30 days following the completion of our initial Business Combination. Because each of our executive officers and director nominees will own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

We are not prohibited from pursuing an initial Business Combination with a Business Combination target that is affiliated with our Sponsor, officers or directors or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with an Business Combination target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial Business Combination to our Public Stockholders for a vote, our initial stockholders have agreed to vote their Founder Shares, and they and the other members of our management team have agreed to vote any Founder Shares they hold and any shares purchased during or after the offering in favor of our initial Business Combination.

Item 11. Executive Compensation.

In August 2020, our Sponsor transferred 25,000 Founder Shares to each of Mr. Islam, Dr. Leproust and Mr. Turner. None of our executive officers or directors have received any cash compensation for services rendered to us. Our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination. Other than these reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial Business Combination.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at March 29, 2021 with respect to our common stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

The following table is based on 44,275,000 shares of Class A Common Stock and 11,068,750 shares of Class B Common Stock outstanding as of March 29, 2021. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of March 29, 2021.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Outstanding Common Stock
CMLS Holdings, LLC (our Sponsor) (3)	10,993,750	19.9%
Eli Casdin (3)	10,993,750	19.9%
Keith Meister (3)	10,993,750	19.9%
Brian Emes	—	—
Shaun Rodriguez	—	—
Sean George	—	—
Munib Islam	25,000	*
Emily Leproust	25,000	*
Nat Turner	25,000	*
Sachem Head Capital Management LP (4)	3,465,000	7.8%
Magnetar Financial LLC (5)	2,898,231	6.5%
BlueCrest Capital Management Limited (6)	2,500,000	5.6%
Millennium Management LLC (7)	2,467,288	5.6%
All directors, officers and director nominees as a group (8 individuals)	11,068,750	20.0%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Corvex Management LP, 667 Madison Avenue, New York, New York 10065.

(2)	Interests shown consist of shares of Class A Common Stock and shares of Class B Common Stock. The Class B Common Stock will automatically convert into Class A Common Stock concurrently with or immediately following the consummation of our initial Business Combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-246251). Excludes Class A Common Stock issuable pursuant to the forward purchase agreements, as such shares will only be issued concurrently with the closing of our initial Business Combination.

(3)	The Board of Managers of CMLS Holdings LLC is comprised of Mr. Casdin and Mr. Meister who share voting and investment discretion with respect to the common stock held of record by CMLS Holdings LLC. C-LSH LLC and M-LSH LLC are the members of CMLS Holdings LLC, and Mr. Casdin and Mr. Meister are the managing members of C-LSH LLC and M-LSH LLC, respectively. As such, each of the foregoing may be deemed to have or share beneficial ownership of the Class B Common Stock held directly by CMLS Holdings LLC. Each of C-LSH LLC, M-LSH LLC and Messrs. Casdin and Meister disclaims beneficial ownership of these shares except to the extent of its or his respective pecuniary interest therein.

(4)	According to a Schedule 13G filed with the SEC on September 11, 2020, each of Sachem Head Capital Management LP, Uncas GP LLC, Sachem Head GP LLC and Scott D. Ferguson has shared voting and dispositive power with regard to 3,465,000 shares of Class A Common Stock of the Company. The business address for each is 250 West 55th Street, 34th Floor, New York, New York 10019.

(5)	According to a Schedule 13G filed with the SEC on February 12, 2021, each of Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz shares voting and dispositive power with regard to 2,898,231 shares of Class A Common Stock of the Company. The business address for each is 1603 Orrington Avenue, 13th Floor, Evanston, IL 60201.

(6)	According to a Schedule 13G filed with the SEC on September 11, 2020, each of BlueCrest Management Limited and Michael Platt share voting and dispositive power with regard to 2,500,000 shares of Class A Common Stock of the Company. The business address for each is Ground Floor, Harbour Reach, La Rue de Carteret, St. Helier, Jersey, Channel Islands, JE2 4HR.

(7)	According to Amendment No. 1 to Schedule 13G filed with the SEC on January 19, 2021, each of Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander share voting and dispositive power with regard to 2,632,318 shares of Class A Common Stock of the Company. The business address for each is 666 Fifth Avenue, New York, New York 10103.

Our initial stockholders beneficially own approximately 20% of the issued and outstanding common stock. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our second amended and restated certificate of incorporation and approval of significant corporate transactions including our initial Business Combination.

We have no compensation plans under which equity securities are authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On July 16, 2020, our Sponsor paid $25,000, or approximately $0.002 per share, to cover certain expenses on our behalf in consideration of 10,062,500 Founder Shares. In August 2020, our Sponsor transferred 25,000 Founder Shares to each of Mr. Islam, Dr. Leproust and Mr. Turner. On September 1, 2020, we effected a 1:1.1 stock split of our Class B Common Stock, resulting in our Sponsor holding an aggregate of 10,993,750 Founder Shares and there being an aggregate of 11,068,750 Founder Shares outstanding. The Sponsor agreed to forfeit up to an aggregate of 1,443,750 Founder Shares to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters fully exercised their over-allotment option on September 2, 2020; thus, those Founder Shares were no longer subject to forfeiture.

Our initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of our initial Business Combination and (B) subsequent to our initial Business Combination, (x) if the closing price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, or other similar transaction that results in all of our Public Stockholders having the right to exchange their common stock for cash, securities or other property (except to certain permitted transferees). Any permitted transferees will be subject to the same restrictions and other agreements of our Sponsor, directors and our management team with respect to any Founder Shares, Private Placement Warrants and shares of Class A Common Stock issued upon conversion or exercise thereof.

Private Placement Warrants

Substantially concurrently with the closing of the Initial Public Offering, the Company consummated the Private Placement of 7,236,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $10,855,000. Our Sponsor purchased 6,903,335 Private Placement Warrants and each of Mr. Islam and Dr. Leproust purchased 166,666 Private Placement Warrants.

Each Private Placement Warrant is exercisable for one share of Class A Common Stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis, except under limited circumstances, so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (including the Class A Common Stock issuance upon the exercise of the warrants) until 30 days after the completion of the initial Business Combination. The Private Placement Warrants will be non-redeemable (except as described in Exhibit 4.5 to this Annual Report under the heading “Redemption of warrants when the price per share of Class A Common Stock equals or exceeds $10.00”) and exercisable on a cashless basis so long as they are held by their initial purchasers or their permitted transferees. If the Private Placement Warrants are held by holders other than their initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in the Initial Public Offering.

If we do not complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our Public Shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, any warrants that may be issued upon conversion of Working Capital Loans (and any Class A Common Stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) and any Forward Purchase Shares that may be issued in a private placement concurrently with the initial Business Combination are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

On July 16, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Pre-IPO Note”). The Pre-IPO Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $165,081 under the Pre-IPO Note. The Company repaid the Note in full as of September 4, 2020.

In addition, in order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Forward Purchase Agreements

We have entered into separate forward purchase agreements with affiliates of our Sponsor, Casdin Capital and Corvex Management, in their capacities as investment advisors on behalf of their Clients, pursuant to which, subject to the conditions described below, they will cause certain Clients to purchase from us up to an aggregate amount of 15,000,000 Forward Purchase Shares, for $10.00 per Forward Purchase Share, or an aggregate amount of up to $150,000,000, in a private placement that will close concurrently with the closing of our initial Business Combination. The amount of Forward Purchase Shares sold pursuant to the forward purchase agreements will be determined in our discretion based on our need for additional capital to consummate the initial Business Combination. Under each forward purchase agreement, we are required to approach Casdin Capital and Corvex Management if we propose to raise additional capital by issuing any equity, or securities convertible into, exchangeable or exercisable for equity securities in connection with the initial Business Combination. The respective obligations of Casdin Capital and Corvex Management to cause Clients to purchase Forward Purchase Shares will, among other things, be conditioned on our completing an initial Business Combination with a company engaged in a business that is within the investment objectives of the Clients purchasing Forward Purchase Shares and on the Business Combination (including the target assets or business, and the terms of the Business Combination) being reasonably acceptable to such Clients as determined by Casdin Capital or Corvex Management, as relevant, as investment advisors on behalf of such Clients. In determining whether a target is reasonably acceptable to Clients, we expect that Casdin Capital or Corvex Management, as relevant, would consider many of the same criteria as we will consider, but will also consider whether the investment is an appropriate investment for such Clients, including whether the investment complies with any guidelines, restrictions or conflicts of interest provisions applicable to such Clients. Each of Casdin Capital and Corvex Management will have the right to transfer a portion of the purchase obligation under the forward purchase agreement to third parties, or upon mutual agreement, to each other, subject to compliance with applicable securities laws. To the extent that we obtain alternative financing to fund the initial Business Combination and the Clients participate in such financing, the aggregate commitment under the forward purchase agreement will be reduced by the amount of such alternative financing.

The Forward Purchase Shares will be identical to the shares of Class A Common Stock included in the units being sold in the Initial Public Offering, except that they will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination, except under limited circumstances to certain permitted transferees, and will be subject to registration rights.

Sponsor Support Agreement

On February 10, 2021, the Company entered into a Sponsor Support Agreement with the Sponsor and Sema4, whereby Sponsor has agreed to, among other things, (a) vote at any meeting of the stockholders of the Company all of their shares of capital stock of the Company held of record or thereafter acquired in favor of the Stockholder Approvals (as defined in the Merger Agreement), (b) be bound by certain other covenants and agreements related to the Business Combination and (c) be bound by certain transfer restrictions with respect to such securities, prior to the closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

Forfeiture Agreement

On February 10, 2021, we entered into a Forfeiture Agreement with Sema4 and the Sponsor, whereby the Sponsor has agreed, subject to certain limitations and in accordance with the terms of the Forfeiture Agreement, to forfeit up to 33% of its (i) warrants for Class A Common Stock and (ii) shares of our Class B Common Stock, such actual amount tied to the actual exercise of redemption rights of our stockholders in connection with the Business Combination, as more fully described in the Forfeiture Agreement.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of the Initial Public Offering. Our board of directors has determined that Dr. George, Mr. Islam, Dr. Leproust, and Mr. Turner are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules and Mr. Meister is an “independent director” as defined in Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the period from July 10, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were $80,855 for the services Withum performed in connection with our Initial Public Offering, review of interim financial statements and the audit of our December 31, 2020 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the period from July 10, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render any audit related services.

Tax Fees. For the period from July 10, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the period from July 10, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV.

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of February 9, 2021, by and among, CM Life Sciences, Inc., S-IV Sub, Inc., and Mount Sinai Genomics, Inc. d/b/a Sema4 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2021).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2020).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-246251) filed with the SEC on August 24, 2020).

4.1	Warrant Agreement, dated September 1, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2020).

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-246251) filed with the SEC on August 24, 2020).

4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-246251) filed with the SEC on August 24, 2020).

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-246251) filed with the SEC on August 24, 2020).

4.5*	Description of the Company’s securities.

10.1	Promissory Note issued to CMLS Holdings LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-246251) filed with the SEC on August 24, 2020).

10.2	Securities Subscription Agreement by and between the Registrant and CMLS Holdings LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-246251) filed with the SEC on August 24, 2020).

10.3	Letter Agreement, dated September 1, 2020, by and among the Company, its officers and directors and CMLS Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2020).

10.4	Investment Management Trust Agreement, dated September 1, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2020).

10.5	Registration Rights Agreement, dated September 1, 2020, by and among the Company, CMLS Holdings, LLC and the other parties thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2020).

10.6	Forward Purchase Agreement, dated September 1, 2020, by and between the Company and Casdin Capital, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2020).

10.7	Forward Purchase Agreement, dated September 1, 2020, by and between the Company and Corvex Management LP (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2020).

10.8*	Indemnity Agreement, dated September 1, 2020, by and between the Company and Eli Casdin.

10.9*	Indemnity Agreement, dated September 1, 2020, by and between the Company and Keith Meister.

10.10*	Indemnity Agreement, dated September 1, 2020, by and between the Company and Brian Emes.

10.11*	Indemnity Agreement, dated September 1, 2020, by and between the Company and Shaun Rodriguez.

10.12*	Indemnity Agreement, dated September 1, 2020, by and between the Company and Sean George.

10.13*	Indemnity Agreement, dated September 1, 2020, by and between the Company and Munib Islam.

10.14*	Indemnity Agreement, dated September 1, 2020, by and between the Company and Emily Leproust.

10.15*	Indemnity Agreement, dated September 1, 2020, by and between the Company and Nat Turner.

10.16	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2021).

10.17	Sponsor Support Agreement, dated as of February 9, 2021, by and between CMLS Holdings, LLC, and Mount Sinai Genomics, Inc. d/b/a Sema4 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2021).

10.18	Forfeiture Agreement, dated as of February 9, 2021, by and among, CM Life Sciences, Inc., CMLS Holdings, LLC, and Mount Sinai Genomics, Inc. d/b/a Sema4 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2021).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-246251) filed with the SEC on August 24, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CM LIFE SCIENCES, INC.

Date: March 30, 2021	/s/ Brian Emes
	By:	Brian Emes
Chief Financial Officer and Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian Emes, Pat Dooley and Kevin O’Brien and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eli Casdin	Chief Executive Officer and Director	March 30, 2021
Eli Casdin	(Principal Executive Officer)

/s/ Brian Emes	Chief Financial Officer and Secretary	March 30, 2021
Brian Emes	(Principal Financial and Accounting Officer)

/s/ Keith Meister	Chairman of the Board	March 30, 2021
Keith Meister

/s/ Sean George	Director	March 30, 2021
Sean George

/s/ Munib Islam	Director	March 30, 2021
Munib Islam

/s/ Emily Leproust	Director	March 30, 2021
Emily Leproust

CM LIFE SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

CM Life Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CM Life Sciences, Inc. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from July 10, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 10, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 30, 2021

CM LIFE SCIENCES, INC.

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current assets
Cash	$1,094,681
Prepaid expenses	277,031
Total Current Assets	1,371,712

Cash and marketable securities held in trust account	442,763,951
Total Assets	$444,135,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$97,120
Total Current Liabilities	97,120

Deferred underwriting fee payable	15,496,250
Total Liabilities	15,593,370

Commitments and contingencies

Class A common stock subject to possible redemption, 42,354,229 shares at $10.00 per share	423,542,290

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 1,920,771 shares issued and outstanding (excluding 42,354,229 shares subject to possible redemption)	192
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 11,068,750 shares issued and outstanding	1,107
Additional paid-in capital	5,190,948
Accumulated deficit	(192,244)
Total Stockholders’ Equity	5,000,003
Total Liabilities and Stockholders’ Equity	$444,135,663

The accompanying notes are an integral part of the financial statements.

CM LIFE SCIENCES, INC.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$206,195
Loss from operations	(206,195)

Other income:
Interest earned on investments held in Trust Account	13,951
Loss before provision for income taxes	(192,244)
Provision for income taxes	—
Net loss	$(192,244)

Weighted average shares outstanding of Class A redeemable common stock	44,275,000
Basic and diluted income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock	10,633,062
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.02)

The accompanying notes are an integral part of the financial statements.

CM LIFE SCIENCES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 10, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to initial stockholders	—	—	11,068,750	1,107	23,893	—	25,000

Sale of 44,275,000 Units, net of underwriting discounts	44,275,000	4,427	—	—	417,850,110	—	417,854,537

Sale of 7,236,667 Private Placement Warrants	—	—	—	—	10,855,000	—	10,855,000

Common stock subject to possible redemption	(42,354,229)	(4,235)	—	—	(423,538,055)	—	(423,542,290)

Net loss	—	—	—	—	—	(192,244)	(192,244)

Balance – December 31, 2020	1,920,771	$192	11,068,750	$1,107	$5,190,948	$(192,244)	$5,000,003

The accompanying notes are an integral part of the financial statements.

CM LIFE SCIENCES, INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD JULY 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(192,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(13,951)
Changes in operating assets and liabilities:
Prepaid expenses	(277,031)
Accrued expenses	97,120
Net cash used in operating activities	(386,106)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(442,750,000)
Net cash used in investing activities	(442,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	433,895,000
Proceeds from sale of Private Placement Warrants	10,855,000
Proceeds from promissory note – related party	112,837
Repayment of promissory note – related party	(165,081)
Payment of offering costs	(466,969)
Net cash provided by financing activities	444,230,787

Net Change in Cash	1,094,681
Cash – Beginning of period	—
Cash – End of period	$1,094,681

Non-Cash financing activities:
Initial classification of common stock subject to possible redemption	$423,677,610
Change in value of common stock subject to possible redemption	$(135,320)
Deferred underwriting fee payable	$15,496,250
Offering costs paid directly by Sponsor in consideration for the issuance of Class B common stock	$25,000
Payment of offering costs through promissory note — related party	$52,244

The accompanying notes are an integral part of the financial statements.

CM LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 10, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs charged to equity amounted to $24,895,463, consisting of $8,855,000 in cash underwriting fees, $15,496,250 of deferred underwriting fees and $544,213 of other offering costs. In addition, as of December 31, 2020, cash of $1,094,681 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

CM LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

CM LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

CM LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

CM LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account less income and franchise taxes, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From July 10, 2020 (inception) Through December 31,
2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$13,951
Income and Franchise Tax	(13,951)
Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	44,275,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class A and B Common Stock
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$(192,244)
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$(192,244)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted	10,633,062
Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(0.02)

Note: As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

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

CM LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

CM LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

CM LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 1,920,771 shares of Class A common stock issued and outstanding, excluding 42,354,229 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 11,068,750 shares of Class B common stock issued and outstanding.

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

CM LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

●	if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

CM LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●

at a price of $0.10 per warrant provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares of Class A common stock determined based on the redemption date and the “fair market value” of the Company’s Class A common stock;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders;

●	if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto is available throughout the 30-day period after the written notice of redemption is given.

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

CM LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

December 31,
2020
Deferred tax asset
Net operating loss carryforward	$16,902
Organizational costs/Startup expenses	23,469
Total deferred tax asset	40,371
Valuation allowance	(40,371)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31,
2020
Federal
Current	$—
Deferred	(40,371)

State
Current	$—
Deferred	—
Change in valuation allowance	40,371
Income tax provision	$—

As of December 31, 2020, the Company had a U.S. federal net operating loss carryover of approximately $80,000 available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from July 10, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $40,371.

CM LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31,
2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	-21.0%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. FAIR VALUE MEASUREMENTS

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

At December 31, 2020, assets held in the Trust Account were comprised of $442,763,951 in money market funds which are invested primarily in U.S. Treasury Securities. During the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$442,763,951

CM LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements

On February 10, 2021, the Company announced that it executed an Agreement and Plan of Merger (the “Merger Agreement”) with Mount Sinai Genomics, Inc., a Delaware corporation, d/b/a Sema4 (“Sema4”) and the other parties thereto (the transactions contemplated by the Merger Agreement, including the Merger (as defined below), the “Business Combination”). Specifically, the Company entered into the Merger Agreement with Sema4 and S-IV Sub, Inc., a Delaware corporation incorporated on February 1, 2021 and a direct, wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms of the Merger Agreement, the Company will acquire Sema4 through the merger of Merger Sub with and into Sema4, with Sema4 surviving as a wholly-owned subsidiary of the Company (the “Merger”)

The Business Combination is expected to close in the second quarter of 2021, following the receipt of the required approval by the Company’s stockholders and the satisfaction of certain other customary closing conditions.

At the effective time of the Merger (the “Effective Time”), each share of Sema4 class B common stock, par value $0.00001 per share (“Sema4 Class B Common Stock”) issued and outstanding as of immediately prior to the Effective Time will be converted into 1/100th of a share of Sema4 class A common stock, par value $0.00001 per share (“Sema4 Class A Common Stock”, together with Sema4 Class B Common Stock, “Sema4 Common Stock”) in accordance with Sema4’s organizational documents.

Immediately thereafter, each share of Sema4 Common Stock and Sema4’s series A-1 preferred stock, series A-2 preferred stock, series B preferred stock and series C preferred stock (collectively, “Sema4 Capital Stock”) issued and outstanding immediately prior to the Effective Time (other than Excluded Shares and Dissenting Shares (each as defined in the Merger Agreement)) will be converted into the right to receive a portion of the total closing merger consideration, with each Sema4 stockholder being entitled to receive the following:

(c)	if such stockholder has made a cash election as set forth and in accordance with the terms of the Merger Agreement, a portion of the specified aggregate amount of cash consideration payable under the terms of the Merger Agreement (such aggregate amount not to exceed $343,000,000) and pursuant to the terms of such stockholder’s cash election; and

(d)	a number of shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) equal to the quotient of: (i) (A) the product of (x) such stockholder’s total shares of Sema4 Capital Stock multiplied by (y) the per share amount calculated in accordance with the Merger Agreement minus (B) the amount of cash payable to such stockholder pursuant to its cash election, if any, divided by (ii) $10.

In addition, at the Effective Time, each outstanding option to purchase Sema4 Capital Stock, each outstanding and unsettled restricted stock unit in respect of shares of Sema4 Capital Stock and each outstanding stock appreciation right will be rolled over into options to purchase Common Stock, restricted stock units in respect of Common Stock and stock appreciation rights in respect of Common Stock, all as further set forth in and in accordance with the terms of the Merger Agreement.

In addition to the payment of cash, issuance of Common Stock and rollover of other Sema4 equity awards described above as of the Effective Time, in the event that the closing sale price of Common Stock exceeds certain price thresholds for 20 out of any 30 consecutive trading days during the period of time commencing upon the expiration of the lock-up period applicable to the Sponsor under the Letter Agreement, dated as of August 27, 2021, by and among the Company, Sponsor and each of the executive officers and directors of the Company and ending on the second anniversary of the closing of the Merger, an additional number of shares equal to an amount up to an aggregate of 11% of the shares of Common Stock that would have been issuable upon closing of the Merger to the stockholders of the Company if no cash elections were made and the closing cash payment amount under the Merger Agreement was $0.00 (the “Earn-Out Shares”) shall become issuable, in accordance with the terms of the Merger Agreement following the achievement of those certain price thresholds, to the stockholders of Sema4 as of immediately prior to the closing of the Merger; provided that the board of directors of Sema4 (or a duly authorized committee thereof) may, prior to the closing of the Merger, allocate a portion of such Earn-Out Shares to be issued to service providers of Sema4 in the form of restricted stock units of the Company.

On February 10, 2021, the Company entered into a Sponsor Support Agreement with the Sponsor and Sema4, whereby Sponsor has agreed to, among other things, (a) vote at any meeting of the stockholders of the Company all of their shares of capital stock of the Company held of record or thereafter acquired in favor of the Stockholder Approvals (as defined in the Merger Agreement), (b) be bound by certain other covenants and agreements related to the Business Combination and (c) be bound by certain transfer restrictions with respect to such securities, prior to the closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.On February 10, 2021, concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors” which include certain existing equityholders of Sema4), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 35,000,000 shares of our common stock for an aggregate purchase price equal to $350,000,000 (the “PIPE Investment”). The PIPE Investment will be consummated immediately prior to the closing of the Sema4 Business Combination. The Subscription Agreements provide for certain customary registration rights for the PIPE Investors. The Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (a) such date and time as the Merger Agreement is terminated in accordance with its terms; (b) the mutual written agreement of the parties to such Subscription Agreement; and (c) November 9, 2021.