Form 10-K/A
period 2020-12-31
CM Life Sciences, Inc.
filed 2021-05-05
CIK 1818331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CM LIFE SCIENCES, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

i

EXPLANATORY NOTE

CM Life Sciences, Inc. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Annual Report, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 30, 2021, or the Original Filing, to restate our consolidated financial statements for the period ended December 31, 2020. We are also restating the financial statement as of September 4, 2020 and as of and for the period ended September 30, 2020 in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.

On April 12, 2021, the Staff of the Division of Corporation Finance (the “SEC Staff”) of the Securities and Exchange Commission (the “SEC”) released a public statement highlighting the potential accounting implications of certain terms of warrants issued by Special Purpose Acquisition Companies (“SPACs”). In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the SEC Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company, in consultation with the Company’s independent registered public accounting firm, re-evaluated its accounting for its public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”).

The restatement results from the Company's prior accounting for its Warrants issued in connection with its initial public offering in September 2020 as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the Warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all Warrant holders would be entitled to cash, while only certain of the holders of the underlying common shares would be entitled to cash.

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above SEC Staff guidance, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating , cash flows or cash and marketable securities held in the trust account.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company's Warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The Company has not amended its previously filed Current Report on Form 8-K, Annual Report on Form 10-K or Quarterly Report on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these period is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed business combination with Sema4 (as defined below). These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated.

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

iii

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

iv

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

Registration statements for our initial public offering (the “Initial Public Offering”) became effective on September 1, 2020. On September 4, 2020, we consummated our Initial Public Offering of 44,275,000 units (the “Units” and, with respect to the shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”) included in the Units offered, the “Public Shares”), including 5,775,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $442.75 million.

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

Pending Sema4 Business Combination

On February 10, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mount Sinai Genomics, Inc., a Delaware corporation, d/b/a Sema4 (“Sema4”), and S-IV Sub, Inc., a Delaware corporation and our direct wholly-owned subsidiary (“Merger Sub”). Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, we will acquire Sema4 through the merger of Merger Sub with and into Sema4, with Sema4 surviving as our wholly-owned subsidiary (the “Merger”) and, in connection with the Merger, our name will be changed to a name to be determined by Sema4 (and reasonably acceptable to us) (together with the other agreements and transactions contemplated by the Merger Agreement, the “Sema4 Business Combination”). Holders of Sema4 Capital Stock (as defined below) will receive common stock of CM Life Sciences and, at their election, up to $343 million in cash in exchange for shares of Sema4. The consummation of the proposed Sema4 Business Combination is subject to certain conditions as further described in the Merger Agreement.

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

For more information about the Merger Agreement and the proposed Sema4 Business Combination, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Sema4 Business Combination Announcement,” as well as our Current Report on Form 8-K filed with the SEC on February 11, 2021 and the proxy statement that we will file with the SEC. Unless specifically stated, this Annual Report does not give effect to the proposed Sema4 Business Combination and does not contain the risks associated with the proposed Sema4 Business Combination. Such risks and effects relating to the proposed Sema4 Business Combination will be included in the proxy statement.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. For risk factors related to the proposed Sema4 Business Combination, see the “Risk Factors” section of the proxy statement that we will file with the SEC.

Risks Relating to the Company and Our Search for, and Consummation of or Inability to Consummate, a Business Combination

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

Our Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 14,758,333 Public Warrants and 7,236,667 Private Placement Warrants, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to our Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations in the period of change. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following the Business Combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from July 10, 2020 (inception) through December 31, 2020. See section entitled “—Our Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

In order to effectuate a Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our second amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our second amended and restated certificate of incorporation requires us to provide our Public Stockholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our a second amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete an initial Business Combination within 24 months of the closing of the Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of our securities, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from July 10, 2020 (inception) through December 31, 2020, we had a net loss of $39,907,599, which consists of operating costs of $206,195, a change in the fair value of the warrant liability of $38,510,584, transaction costs of $1,204,771 offset by interest income on marketable securities held in the Trust Account of $13,951.

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

For the period from July 10, 2020 (inception) through December 31, 2020, cash used in operating activities was $386,106. Net loss of $39,907,599 was affected by interest earned on marketable securities held in the Trust Account of $13,951, a non-cash charge for the change in the fair value of warrant liabilities of $38,510,584, transaction costs of $1,204,771 and changes in operating assets and liabilities, which used $179,911 of cash from operating activities.

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

Warrant Liability

We account for the Warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Warrants issued in the IPO has been estimated using a Monte Carlo simulation methodology as of the date of the IPO and such Warrants’ quoted market price as of December 31, 2020. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

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

Restatement of Previously Issued Financial Statements

On May 3, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of December 31, 2020 and for the period from July 10, 2020 (inception) through December 31, 2020; as of September 4, 2020; and as of and for the period ended September 30, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash, cash and marketable securities held in the trust account, total assets, revenue ,or cash flows.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART IV.

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of February 9, 2021, by and among, CM Life Sciences, Inc., S-IV Sub, Inc., and Mount Sinai Genomics, Inc. d/b/a Sema4 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2021).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2020).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-246251) filed with the SEC on August 24, 2020).

4.1	Warrant Agreement, dated September 1, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2020).

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-246251) filed with the SEC on August 24, 2020).

4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-246251) filed with the SEC on August 24, 2020).

4.4*	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-246251) filed with the SEC on August 24, 2020).

4.5*	Description of the Company’s securities.

10.1	Promissory Note issued to CMLS Holdings LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-246251) filed with the SEC on August 24, 2020).

10.2*	Securities Subscription Agreement by and between the Registrant and CMLS Holdings LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-246251) filed with the SEC on August 24, 2020).

10.3	Letter Agreement, dated September 1, 2020, by and among the Company, its officers and directors and CMLS Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2020).

10.4	Investment Management Trust Agreement, dated September 1, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2020).

10.5	Registration Rights Agreement, dated September 1, 2020, by and among the Company, CMLS Holdings, LLC and the other parties thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2020).

10.6	Forward Purchase Agreement, dated September 1, 2020, by and between the Company and Casdin Capital, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2020).

10.7	Forward Purchase Agreement, dated September 1, 2020, by and between the Company and Corvex Management LP (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2020).

10.8*	Indemnity Agreement, dated September 1, 2020, by and between the Company and Eli Casdin.

10.9*	Indemnity Agreement, dated September 1, 2020, by and between the Company and Keith Meister.

10.10*	Indemnity Agreement, dated September 1, 2020, by and between the Company and Brian Emes.

10.11*	Indemnity Agreement, dated September 1, 2020, by and between the Company and Shaun Rodriguez.

10.12*	Indemnity Agreement, dated September 1, 2020, by and between the Company and Sean George.

10.13*	Indemnity Agreement, dated September 1, 2020, by and between the Company and Munib Islam.

10.14*	Indemnity Agreement, dated September 1, 2020, by and between the Company and Emily Leproust.

10.15*	Indemnity Agreement, dated September 1, 2020, by and between the Company and Nat Turner.

10.16	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2021).

10.17	Sponsor Support Agreement, dated as of February 9, 2021, by and between CMLS Holdings, LLC, and Mount Sinai Genomics, Inc. d/b/a Sema4 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2021).

10.18	Forfeiture Agreement, dated as of February 9, 2021, by and among, CM Life Sciences, Inc., CMLS Holdings, LLC, and Mount Sinai Genomics, Inc. d/b/a Sema4 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2021).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-246251) filed with the SEC on August 24, 2020).

31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
**	Filed herewith.
+	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CM LIFE SCIENCES, INC.

Date: May 4, 2021	/s/ Brian Emes
	By:	Brian Emes
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

*	Chief Executive Officer and Director	May 4, 2021
Eli Casdin	(Principal Executive Officer)

/s/ Brian Emes	Chief Financial Officer and Secretary	May 4, 2021
Brian Emes	(Principal Financial and Accounting Officer)

*	Chairman of the Board	May 4, 2021
Keith Meister

*	Director	May 4, 2021
Sean George

*	Director	May 4, 2021
Munib Islam

*	Director	May 4, 2021
Emily Leproust

* By:	/s/ Brian Emes
Attorney-in-fact

CM LIFE SCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

CM Life Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CM Life Sciences, Inc. (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from July 10, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 10, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

May 4, 2021

CM LIFE SCIENCES, INC.
BALANCE SHEET
DECEMBER 31, 2020 (As Restated)

ASSETS
Current assets
Cash	$1,094,681
Prepaid expenses	277,031
Total Current Assets	1,371,712

Cash and marketable securities held in trust account	442,763,951
Total Assets	$444,135,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$97,120
Total Current Liabilities	97,120

Warrant liability	70,322,418
Deferred underwriting fee payable	15,496,250
Total Liabilities	85,915,788

Commitments and contingencies

Class A common stock subject to possible redemption, 35,321,987 shares at $10.00 per share	353,219,870

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 8,953,013 shares issued and outstanding (excluding 35,321,987 shares subject to possible redemption)	895
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 11,068,750 shares issued and outstanding	1,107
Additional paid-in capital	44,905,602
Accumulated deficit	(39,907,599)
Total Stockholders’ Equity	5,000,005
Total Liabilities and Stockholders’ Equity	$444,135,663

The accompanying notes are an integral part of the financial statements.

CM LIFE SCIENCES, INC.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

General and administrative expenses	$206,195
Loss from operations	(206,195)

Other income (expense):
Interest earned on investments held in Trust Account	13,951
Change in fair value of warrant liability	(38,510,584)
Transaction Costs	(1,204,771)
Loss before provision for income taxes	(39,907,599)
Provision for income taxes	—
Net loss	$(39,907,599)

Weighted average shares outstanding of Class A redeemable common stock	44,275,000
Basic and diluted income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock	10,633,062
Basic and diluted net loss per share, Class B non-redeemable common stock	$(3.75)

The accompanying notes are an integral part of the financial statements.

CM LIFE SCIENCES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – July 10, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to initial stockholders	—	—	11,068,750	1,107	23,893	—	25,000

Sale of 44,275,000 Units, net of underwriting discounts	44,275,000	4,427	—	—	398,098,047	—	398,102,474

Common stock subject to possible redemption	(35,321,987)	(3,532)	—	—	(353,216,338)	—	(353,219,870)

Net loss	—	—	—	—	—	(39,907,599)	(39,907,599)

Balance – December 31, 2020	8,953,013	$895	11,068,750	$1,107	$44,905,602	$(39,907,599)	$5,000,005

The accompanying notes are an integral part of the financial statements.

CM LIFE SCIENCES, INC.
STATEMENT OF CASH FLOWS
FOR THE PERIOD JULY 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(39,907,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(13,951)
Change in fair value of warrant liability	38,510,584
Transaction costs	1,204,771
Changes in operating assets and liabilities:
Prepaid expenses	(277,031)
Accrued expenses	97,120
Net cash used in operating activities	(386,106)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(442,750,000)
Net cash used in investing activities	(442,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	433,895,000
Proceeds from sale of Private Placement Warrants	10,855,000
Proceeds from promissory note – related party	112,837
Repayment of promissory note – related party	(165,081)
Payment of offering costs	(466,969)
Net cash provided by financing activities	444,230,787

Net Change in Cash	1,094,681
Cash – Beginning of period	—
Cash – End of period	$1,094,681

Non-Cash financing activities:
Initial classification of common stock subject to possible redemption	$380,268,982
Change in value of common stock subject to possible redemption	$(27,049,112)
Initial classification of warrant liabilities	$31,811,834
Deferred underwriting fee payable	$15,496,250
Offering costs paid directly by Sponsor in consideration for the issuance of Class B common stock	$25,000
Payment of offering costs through promissory note — related party	$52,244

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

The registration statement for the Company’s Initial Public Offering was declared effective on September 1, 2020. On September 4, 2020 the Company consummated the Initial Public Offering of 44,275,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 5,775,000 Units, at $10.00 per Unit, generating gross proceeds of $442,750,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,236,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to CMLS Holdings LLC (the “Sponsor”) and certain of the Company’s independent directors, generating gross proceeds of $10,855,000, which is described in Note 5.

Transaction costs charged to equity amounted to $24,895,463, consisting of $8,855,000 in cash underwriting fees, $15,496,250 of deferred underwriting fees and $544,213 of other offering costs. Of the total transaction costs of the Initial Public Offering, $1,204,771 is included in transactions costs in the statement of operations and $23,690,693 is included in shareholders’ equity. In addition, as of December 31, 2020, cash of $1,094,681 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any other holders of the Company’s common stock prior to the Initial Public Offering (the “initial stockholders”) have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

CM LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. In addition, at the IPO, the Company re-allocated a portion of the IPO transaction costs related to the warrant liabilities, which resulted in additional operating costs that were expensed through the statement of operations.

CM LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of September 4, 2020 (audited)
Warrant Liabilities	$—	$43,462,868	$43,462,868
Class A Common Stock Subject to Possible Redemption	423,731,850	(43,462,868)	380,268,982
Class A Common Stock	190	434	624
Additional Paid-in Capital	5,001,390	12,855,371	17,856,761
Accumulated Deficit	(2,681)	(12,855,805)	(12,858,486)
Total Stockholders’ Equity	5,000,006	—	5,000,006

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liabilities	$—	$48,148,484	$48,148.484
Class A Common Stock Subject to Possible Redemption	423,677,610	(48,148,484)	375,529,126
Class A Common Stock	191	481	672
Additional Paid-in Capital	5,055,629	17,540,941	22,596,570
Accumulated Deficit	(56,923)	(17,541,422)	(17,598,345)
Total Stockholders’ Equity	5,000,004	—	5,000,004

Balance sheet as of December 31, 2020 (audited)
Warrant Liabilities	$—	$70,322,418	$70,322,418
Class A Common Stock Subject to Possible Redemption	423,542,290	(70,322,420)	353,219,870
Class A Common Stock	192	703	895
Additional Paid-in Capital	5,190,948	39,714,654	44,905,602
Accumulated Deficit	(192,244)	(39,715,355)	(39,907,599)
Total Stockholders’ Equity	5,000,003	2	5,000,005

Period from July 10, 2020 (inception) to September 30, 2020 (unaudited)
Change in value of warrant liability	$—	$16,336,651	$16,336,651
Transaction costs	—	1,204,771	1,204,771
Net loss	(56,923)	(17,541,422)	(17,598,345)
Weighted average shares outstanding of Class A redeemable common stock	44,275,000	—	44,275,000
Basic and diluted earnings per share, Class A redeemable common stock	0.00	0.00	0.00
Weighted average shares outstanding of Class B non-redeemable common stock	11,068,750	—	11,068,750
Basic and diluted net loss per share, Class B non-redeemable common stock	(0.01)	(1.58)	(1.59)

Period from July 10, 2020 (inception) to December 31, 2020 (audited)
Change in value of warrant liability	$—	$38,510,584	$38,510,584
Transaction costs	—	1,204,771	1,204,771
Net loss	(192,244)	(39,715,354)	(39,907,599)
Weighted average shares outstanding of Class A redeemable common stock	44,275,000	—	44,275,000
Basic and diluted earnings per share, Class A redeemable common stock	0.00	0.00	0.00
Weighted average shares outstanding of Class B non-redeemable common stock	10,633,062	—	10,633,062
Basic and diluted net loss per share, Class B non-redeemable common stock	(0.02)	(3.73)	(3.75)

Cash Flow Statement for the Period from July 10, 2020 (inception) to September 30, 2020 (unaudited)
Net loss	$(56,923)	$(17,541,422)	$(17,598,345)
Allocation of initial public offering costs to warrant liability	—	1,204,771	1,204,771
Change in fair value of warrant liability	—	16,336,651	16,336,651
Initial classification of warrant liability	—	31,811,834	31,811,834
Initial classification of common stock subject to possible redemption	423,731,850	(43,462,868)	380,268,982
Change in value of common stock subject to possible redemption	(54,240)	(4,685,617)	(4,739,857)

Cash Flow Statement for the Period from July 10, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(192,244)	$(39,715,355)	$(39,907,599)
Change in fair value of warrant liability	—	38,510,584	38,510,584
Allocation of initial public offering costs to warrant liability		1,204,771	1,204,771
Initial classification of warrant liability	—	31,811,834	31,811,834
Initial classification of common stock subject to possible redemption	423,731,850	(43,462,868)	380,268,982
Change in value of common stock subject to possible redemption	(1,539,252)	(25,509,860)	(27,049,112)

CM LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CM LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $23,690,693 were charged to stockholders’ equity upon the completion of the Initial Public Offering. At the IPO date, $1,204,771 of offering costs were expensed through the statement of operations.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From July 10, 2020 (inception) Through December 31,
2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$13,951
Income and Franchise Tax	(13,951)
Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	44,275,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class A and B Common Stock
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$(39,907,599)
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$(39,907,599)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted	10,633,062
Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(3.75)

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 44,275,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 5,775,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

CM LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and certain of the Company’s independent directors purchased an aggregate of 7,236,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $10,855,000. The Sponsor purchased 6,903,335 Private Placement Warrants, and each of Mr. Islam and Dr. Leproust (and/or one or more entities controlled by them) purchased 166,666 Private Placement Warrants. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). Proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 8,953,013 shares of Class A common stock issued and outstanding, excluding 35,321,987 shares of Class A common stock subject to possible redemption.

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

NOTE 9. WARRANT LIABILITY

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31,
2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrant liability	-20.0%
Transaction costs	-1.0%
Change in valuation allowance	-0.0%
Income tax provision	-0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

CM LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$442,763,951

Liabilities:
Warrant Liability – Public Warrants	1	$40,290,250
Warrant Liability – Private Placement Warrants	3	$30,032,168

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates will be implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price will be used as the fair value as of each relevant date.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Total Warrant Liabilities
Fair value as of July 10, 2020 (inception)	$—	$—	$—
Initial measurement on September 4, 2020	10,855,001	20,956,833	31,811,834
Change in valuation inputs or other assumptions	19,177,167	19,333,417	38,510,584
Fair value as of December 31, 2020	$30,032,168	$40,290,250	$70,322,418

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

CM LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below and in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements

On February 10, 2021, the Company announced that it executed an Agreement and Plan of Merger (the “Merger Agreement”) with Mount Sinai Genomics, Inc., a Delaware corporation, d/b/a Sema4 (“Sema4”) and the other parties thereto (the transactions contemplated by the Merger Agreement, including the Merger (as defined below), the “Business Combination”). Specifically, the Company entered into the Merger Agreement with Sema4 and S-IV Sub, Inc., a Delaware corporation incorporated on February 1, 2021 and a direct, wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms of the Merger Agreement, the Company will acquire Sema4 through the merger of Merger Sub with and into Sema4, with Sema4 surviving as a wholly-owned subsidiary of the Company (the “Merger”)

The Business Combination is expected to close in the second quarter of 2021, following the receipt of the required approval by the Company’s stockholders and the satisfaction of certain other customary closing conditions.

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

On February 10, 2021, the Company entered into a Sponsor Support Agreement with the Sponsor and Sema4, whereby Sponsor has agreed to, among other things, (a) vote at any meeting of the stockholders of the Company all of their shares of capital stock of the Company held of record or thereafter acquired in favor of the Stockholder Approvals (as defined in the Merger Agreement), (b) be bound by certain other covenants and agreements related to the Business Combination and (c) be bound by certain transfer restrictions with respect to such securities, prior to the closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. On February 10, 2021, concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors” which include certain existing equityholders of Sema4), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 35,000,000 shares of our common stock for an aggregate purchase price equal to $350,000,000 (the “PIPE Investment”). The PIPE Investment will be consummated immediately prior to the closing of the Sema4 Business Combination. The Subscription Agreements provide for certain customary registration rights for the PIPE Investors. The Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (a) such date and time as the Merger Agreement is terminated in accordance with its terms; (b) the mutual written agreement of the parties to such Subscription Agreement; and (c) November 9, 2021.

