Form 10-Q
period 2021-03-31
CM Life Sciences, Inc.
filed 2021-05-24
CIK 1818331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 21, 2021, 44,275,000 Class A ordinary shares, $0.0001 par value, and 11,068,750 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

CM LIFE SCIENCES, INC.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CM LIFE SCIENCES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$627,415	$1,094,681
Prepaid expenses	293,754	277,031
Total Current Assets	921,169	1,371,712

Cash and marketable securities held in trust account	442,774,870	442,763,951
Total Assets	$443,696,039	$444,135,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,491,735	$97,120
Total Current Liabilities	1,491,735	97,120

Warrant liability	126,960,100	70,322,418
Deferred underwriting fee payable	15,496,250	15,496,250
Total Liabilities	143,948,085	85,915,788

Commitments and Contingencies

Class A common stock subject to possible redemption, 29,474,795 and 35,321,987 shares at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	294,747,950	353,219,870

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 14,800,205 and 8,953,013 shares issued and outstanding (excluding 29,474,795 and 35,321,987 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	1,480	895
Class B common stock, $0.00001 par value; 20,000,000 shares authorized; 11,068,750 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,107	1,107
Additional paid-in capital	103,376,938	44,905,602
Accumulated deficit	(98,379,521)	(39,907,599)
Total Stockholders’ Equity	5,000,004	5,000,005
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$443,696,039	$444,135,663

The accompanying notes are an integral part of the unaudited condensed financial statements.

CM LIFE SCIENCES, INC.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

General and administrative expenses	$1,845,158
Loss from operations	(1,845,158)

Other income:
Interest earned on marketable securities held in Trust Account	10,919
Change in fair value of warrants	(56,637,684)

Loss before provision for income taxes	(58,471,923)
Benefit from (Provision for) income taxes	—
Net Loss	$(58,471,923)

Weighted average shares outstanding of Class A common stock	44,275,000
Basic and diluted net income per share, Class A common stock	$—

Weighted average shares outstanding of Class B common stock	11,068,750
Basic and diluted net loss per share, Class B common stock	$(5.28)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CM LIFE SCIENCES, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	8,953,013	$895	11,068,750	$1,107	$44,905,602	$(39,907,599)	$5,000,005

Change in value of Common stock subject to possible redemption	5,847,192	585	—	—	58,471,335	—	58,471,920

Net Loss	—	—	—	—	—	(58,471,923)	(58,471,923)

Balance – March 31, 2021	14,800,205	$1,480	11,068,750	$1,107	$103,376,937	$(98,379,522)	$5,000,002

The accompanying notes are an integral part of the unaudited condensed financial statements.

CM LIFE SCIENCES, INC.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net Loss	$(58,471,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	56,637,684
Interest earned on marketable securities held in trust account	(10,919)
Changes in operating assets and liabilities:
Prepaid expenses	(16,723)
Accrued expenses	1,394,615
Net cash used in operating activities	(467,266)

Net Change in Cash	(467,266)
Cash – Beginning of period	1,094,681
Cash – End of period	$627,415

Non-Cash financing activities:
Change in value of common stock subject to possible redemption	$(58,471,923)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CM LIFE SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from July 10, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

CM LIFE SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

MARCH 31, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on 10-K/A as filed with the SEC on May 5, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

CM LIFE SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $23,690,692 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $1,204,771 of offering costs were related to the warrant liability and charged to the statement of operations.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 9).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $426,000 and $40,400, which had a full valuation allowance recorded against it of approximately $426,000 and $40,400, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended March 31, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

CM LIFE SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company’s statement of operations includes a presentation of income (loss) per share for common shares similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account less income and franchise taxes, by the weighted average number of Class A common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class B common stock is calculated by dividing the net loss, adjusted for income attributable to Class A common stock, net of applicable franchise and income taxes, by the weighted average number of Class B common stock outstanding for the period. Class B common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Three Months Ended March 31,
2021
Class A Common Stock
Numerator: Earnings allocable to Class A Common Stock
Interest Income	$10,919
Income and Franchise Tax	(10,919)
Net Earnings	$—
Denominator: Weighted Average Class A Common Stock
Class A Common Stock, Basic and Diluted	44,275,000
Earnings/Basic and Diluted Class A Common Stock	$0.00

Class A and B Common Stock
Numerator: Net Loss minus Net Earnings
Net Loss	$(58,471,923)
Net Earnings	—
Net Loss	$(58,471,923)
Denominator: Weighted Average Class A and B Common Stock
Class A and B Common Stock, Basic and Diluted	11,068,750
Loss/Basic and Diluted Class A and B Common Stock	$(5.28)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $627,415 in its operating bank accounts and a working capital deficit of $570,566.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on September 4, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 6). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

CM LIFE SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2021, there were no amounts outstanding under the Working Capital Loans.

CM LIFE SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Business Combination Agreement

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

CM LIFE SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Sponsor Support Agreement

On February 10, 2021, the Company entered into a Sponsor Support Agreement with the Sponsor and Sema4, whereby Sponsor has agreed to, among other things, (a) vote at any meeting of the stockholders of the Company all of their shares of capital stock of the Company held of record or thereafter acquired in favor of the Stockholder Approvals (as defined in the Merger Agreement), (b) be bound by certain other covenants and agreements related to the Business Combination and (c) be bound by certain transfer restrictions with respect to such securities, prior to the closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. On February 10, 2021, concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors” which include certain existing equity holders of Sema4), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 35,000,000 shares of our common stock for an aggregate purchase price equal to $350,000,000 (the “PIPE Investment”). The PIPE Investment will be consummated immediately prior to the closing of the Sema4 Business Combination. The Subscription Agreements provide for certain customary registration rights for the PIPE Investors. The Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (a) such date and time as the Merger Agreement is terminated in accordance with its terms; (b) the mutual written agreement of the parties to such Subscription Agreement; and (c) November 9, 2021.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 14,800,205 and 8,953,013 shares of Class A common stock issued or outstanding, excluding 29,474,795 and 35,321,987 shares of Class A common stock subject to possible redemption, respectively.

CM LIFE SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 11,068,750 shares of Class B common stock issued and outstanding.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

CM LIFE SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

At March 31, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $442,774,870 and $442,763,951 in money market funds which are invested primarily in U.S. Treasury Securities, respectively. During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$442,774,870	$442,763,951

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Liabilities:
Warrant Liability – Public Warrants	1	$76,448,164	$40,290,250
Warrant Liability – Private Placement Warrants	3	$50,511,936	$30,032,168

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the statement of operations. There were no transfers between levels for the three months ended March 31, 2021.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The fair value of the Private Placement Warrants was estimated at March 31, 2021 and December 31, 2020 to be $2.29 and $4.24, respectively, using the modified Black-Scholes option pricing model and the following assumptions:

	March 31, 2021	December 31, 2020
Stock Price	$14.89	$11.04
Expected volatility	42.5%	42.8%
Risk-free interest rate	0.96%	0.42%
Remaining term	5.17	5.42
Exercise Price	$11.50	$11.50

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$30,032,168	$40,290,250	$70,322,418
Change in valuation inputs or other assumptions	20,479,768	36,157,914	56,637,682
Fair value as of March 31, 2021	$50,511,936	$76,448,164	$126,960,100

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to CM Life Sciences, Inc. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to CMLS Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report (the “Financial Statements”). Capitalized terms used but not otherwise defined herein have the meaning set forth in the Financial Statements. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the SEC on May 5, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the three months ended March 31, 2021, we had a net loss of $58,471,923, which consists of operating costs of $1,845,458, offset by interest income on marketable securities held in the Trust Account of $10,919, and a change in the value of the warrant liability of 56,637,684.

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

For the three months ended March 31, 2021, cash used in operating activities was $467,266. Net loss of $58,471,923 was affected by interest earned on marketable securities held in the Trust Account of $10,919, change in warrant liabilities of $56,637,684, and changes in operating assets and liabilities, which used $1,377,892 of cash from operating activities.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $442,774,870. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the period ended March 31, 2021, we did not withdraw any interest income from the Trust Account.

As of March 31, 2021, we had $627,415 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock outstanding for the period. Net loss per common share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants (as described in “—Restatement of Previously Issued Financial Statements” below and the Explanatory Note to the Company’s Annual Report on Form 10-K/A filed with the SEC on May 5, 2021), our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021.

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

Restatement of Previously Issued Financial Statements

On May 5, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of December 31, 2020 and for the period from July 10, 2020 (inception) through December 31, 2020; as of September 4, 2020; and as of and for the period ended September 30, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements did not impact the amounts previously reported for our cash, cash and marketable securities held in the trust account, total assets, revenue or cash flows.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K/A filed with the SEC on May 5, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC on May 5, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of February 9, 2021, by and among CM Life Sciences, Inc., S-IV Sub, Inc. and Mount Sinai Genomics, Inc. d/b/a Sema4.(1)

10.1	Form of Subscription Agreement.(1)

10.2	Form of Shareholder Lock-Up Agreement.(1)

10.3	Sponsor Support Agreement, dated as of February 9, 2021, by and among CMLS Holdings LLC, CM Life Sciences, Inc. and Mount Sinai Genomics, Inc. d/b/a Sema4.(1)

10.4	Forfeiture Agreement, dated as of February 9, 2021, by and between CMLS Holdings LLC and Mount Sinai Genomics, Inc. d/b/a Sema4.(1)

10.5	Form of Amended and Restated Registration Rights Agreement.(1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 11, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CM LIFE SCIENCES, INC.

Date: May 24, 2021		/s/ Eli Casdin
	Name:	Eli Casdin
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 24, 2021		/s/ Brian Emes
	Name:	Brian Emes
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)