Form 10-Q
period 2021-06-30
CM Life Sciences, Inc.
filed 2021-07-21
CIK 1818331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 19, 2021, 44,275,000 Class A ordinary shares, $0.0001 par value, and 11,068,750 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

CM LIFE SCIENCES, INC.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CM LIFE SCIENCES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$167,959	$1,094,681
Prepaid expenses	228,508	277,031
Total Current Assets	396,467	1,371,712

Cash and marketable securities held in trust account	442,785,910	442,763,951
Total Assets	$443,182,377	$444,135,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,244,995	$97,120
Total Current Liabilities	2,244,995	97,120

Warrant liability	112,683,300	70,322,418
Deferred underwriting fee payable	15,496,250	15,496,250
Total Liabilities	130,424,545	85,915,788

Commitments and Contingencies

Class A common stock subject to possible redemption, 30,775,783 and 35,321,987 shares at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	307,757,830	353,219,870

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 13,499,217 and 8,953,013 shares issued and outstanding (excluding 30,775,783 and 35,321,987 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	1,349	895
Class B common stock, $0.00001 par value; 20,000,000 shares authorized; 11,068,750 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,107	1,107
Additional paid-in capital	90,367,188	44,905,602
Accumulated deficit	(85,369,642)	(39,907,599)
Total Stockholders’ Equity	5,000,002	5,000,005
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$443,182,377	$444,135,663

The accompanying notes are an integral part of the unaudited condensed financial statements.

CM LIFE SCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

General and administrative expenses	$1,277,960	$3,123,120
Loss from operations	(1,277,960)	(3,123,120)

Other income (expense):
Change in fair value of warrant liabilities	14,276,800	(42,360,882)
Interest earned on marketable securities held in Trust Account	11,040	21,959
Other income (expense), net	14,287,840	(42,338,923)

Income (Loss) before income taxes	13,009,880	(45,462,043)

Net income (loss)	$13,009,880	$(45,462,043)

Weighted average shares outstanding of Class A redeemable common stock, basic and diluted	44,275,000	44,275,000
Basic and diluted net income per share, Class A redeemable common stock	$—	$—

Weighted average shares outstanding of Class B non-redeemable common stock, basic	11,068,750	11,068,750
Basic net income (loss) per share, Class B non-redeemable common stock	$1.18	$(4.11)

Weighted average shares outstanding of Class A and B non-redeemable common stock, diluted	13,621,590	11,068,750
Diluted net income (loss) per share, Class A and B non-redeemable common stock	$(0.09)	$(4.11)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CM LIFE SCIENCES, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	8,953,013	$895	11,068,750	$1,107	$44,905,602	$(39,907,599)	$5,000,005

Change in value of Common stock subject to possible redemption	5,847,192	585	—	—	58,471,335	—	58,471,920

Net Loss	—	—	—	—	—	(58,471,923)	(58,471,923)

Balance – March 31, 2021	14,800,205	$1,480	11,068,750	$1,107	$103,376,937	$(98,379,522)	$5,000,002

Change in value of Common stock subject to possible redemption	(1,300,988)	(131)	—	—	(13,009,749)	—	(13,009,880)

Net income	—	—	—	—	—	13,009,880	13,009,880

Balance – June 30, 2021	13,499,217	$1,349	11,068,750	$1,107	$90,367,188	$(85,369,642)	$5,000,002

The accompanying notes are an integral part of the unaudited condensed financial statements.

CM LIFE SCIENCES, INC.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net Loss	$(45,462,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	42,360,882
Interest earned on marketable securities held in trust account	(21,959)
Changes in operating assets and liabilities:
Prepaid expenses	48,523
Accounts payable and accrued expenses	2,147,875
Net cash used in operating activities	(926,722)

Net Change in Cash	(926,722)
Cash – Beginning of period	1,094,681
Cash – End of period	$167,959

Non-Cash financing activities:
Change in value of Class A common stock subject to possible redemption	$(45,462,040)
Initial classification of warrant liability	$70,322,418

The accompanying notes are an integral part of the unaudited condensed financial statements.

CM LIFE SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from July 10, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on 10-K/A as filed with the SEC on May 5, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

CM LIFE SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $23,690,693 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $1,204,771 of offering costs were related to the warrant liability and charged to the condensed statements of operations.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. See Note 9.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $651,000 and $40,400, respectively, which had a full valuation allowance recorded against it.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three and six months ended June 30, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

CM LIFE SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company’s statements of operations includes a presentation of income (loss) per share for common shares similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account less income and franchise taxes, by the weighted average number of Class A common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class B common stock is calculated by dividing the net loss, adjusted for income attributable to Class A common stock, net of applicable franchise and income taxes, by the weighted average number of Class B common stock outstanding for the period. Class B common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Class A Redeemable Common Stock
Numerator: Earnings allocable to Class A Redeemable Common Stock
Interest Income	$11,040	$21,959
Less: Income and Franchise Tax available to be withdrawn from the Trust Account	(11,040)	(21,959)
Redeemable Net Earnings	$—	$—
Denominator: Weighted Average Class A Redeemable Common Stock
Class A Redeemable Common Stock, Basic and Diluted	44,275,000	44,275,000
Earnings/Basic and Diluted Class A Redeemable Common Stock	$—	$—

Class B non-redeemable Common Stock, basic
Numerator: Net Income (Loss) minus Net Earnings
Net Income (Loss)	$13,009,880	$(45,462,043)
Non-Redeemable Net Earnings (Loss), basic	$13,009,880	$(45,462,043)
Denominator: Weighted Average Class B Non-redeemable Common Stock, basic
Class B non-redeemable Common Stock, Basic	11,068,750	11,068,750
Earnings/Basic Class B non-redeemable Common Stock	$1.18	$(4.11)

Numerator: Net income minus Net Earnings Diluted
Non-Redeemable Net income - Basic	$13,009,880	$(45,462,043)
Less: Change in fair value of derivative liability	(14,276,800)	—
Non-Redeemable Net loss – Diluted	$(1,266,920)	$(45,462,043)
Denominator: Weighted Average shares outstanding of Class A and Class B non-redeemable common stock
Diluted weighted average shares outstanding, Class A and Class B non-redeemable common stock	13,621,590	11,068,750
Diluted net loss per share, Non-Redeemable Class A and Class B non-redeemable common stock	$(0.09)	$(4.11)

Diluted weighted average shares outstanding was calculated using the treasury stock method utilizing a weighted average share price of $13.01 and the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 21,995,000 shares.

CM LIFE SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had $167,959 in its operating bank account and a working capital deficit of $1,848,528.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on September 4, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 6). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the condensed financial statements were issued.

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

CM LIFE SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

CM LIFE SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or results of its operations, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business Combination Agreement

On February 10, 2021, the Company announced that it executed an Agreement and Plan of Merger (the “Merger Agreement”) with Mount Sinai Genomics, Inc., a Delaware corporation, d/b/a Sema4 (“Sema4”) and the other parties thereto (the transactions contemplated by the Merger Agreement, including the Merger (as defined below), the “Business Combination”). Specifically, the Company entered into the Merger Agreement with Sema4 and S-IV Sub, Inc., a Delaware corporation incorporated on February 1, 2021 and a direct, wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms of the Merger Agreement, the Company will acquire Sema4 through the merger of Merger Sub with and into Sema4, with Sema4 surviving as a wholly-owned subsidiary of the Company (the “Merger”).

The Business Combination is expected to close in the third quarter of 2021, following the receipt of the required approval by the Company’s stockholders and the satisfaction of certain other customary closing conditions.

CM LIFE SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 13,499,217 and 8,953,013 shares of Class A common stock issued or outstanding, excluding 30,775,783 and 35,321,987 shares of Class A common stock subject to possible redemption, respectively.

CM LIFE SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 11,068,750 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

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

JUNE 30, 2021

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

CM LIFE SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

At June 30, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $442,785,910 and $442,763,951 in money market funds which are invested primarily in U.S. Treasury Securities, respectively. During the three and six months ended June 30, 2021 and the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$442,785,910	$442,763,951

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Liabilities:
Warrant Liability – Public Warrants	1	$67,888,332	$40,290,250
Warrant Liability – Private Placement Warrants	3	$44,794,968	$30,032,168

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the condensed statements of operations. There were no transfers between levels for the three and six months ended June 30, 2021.

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

The fair value of the Private Placement Warrants was estimated at June 30, 2021 and December 31, 2020 to be $6.19 and $4.24, respectively, using the Monte Carlo simulation and the following assumptions:

	June 30, 2021	December 31, 2020
Stock Price	$14.01	$11.04
Expected volatility	42.1%	42.8%
Risk-free interest rate	0.88%	0.42%
Remaining term	5.06	5.42
Exercise Price	$11.50	$11.50

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$30,032,168	$40,290,250	$70,322,418
Change in valuation inputs or other assumptions	14,762,800	27,598,082	42,360,882
Fair value as of June 30, 2021	$44,794,968	$67,888,332	$112,683,300

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to CM Life Sciences, Inc. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to CMLS Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report (the “Financial Statements”). Capitalized terms used but not otherwise defined herein have the meaning set forth in the Financial Statements. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, the consummation of the Initial Public Offering, described below, and seeking to identify a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination.

For the three months ended June 30, 2021, we had a net income of $13,009,880, which consists of change in the value of the warrant liability of $14,276,800 and an interest income on marketable securities held in the Trust Account of $11,040, offset by operating costs of $1,277,960.

For the six months ended June 30, 2021, we had a net loss of $45,462,043, which consists of operating costs of $3,123,120 and a change in the value of the warrant liability of 42,360,882, offset by interest income on marketable securities held in the Trust Account of $21,959.

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

For the six months ended June 30, 2021, cash used in operating activities was $926,722. Net loss of $45,462,043 was affected by change in warrant liabilities of $42,360,882 and an interest earned on marketable securities held in the Trust Account of $21,959. Changes in operating assets and liabilities provided $2,196,398 of cash from operating activities.

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $442,785,910. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the period ended June 30, 2021, we did not withdraw any interest income from the Trust Account.

As of June 30, 2021, we had $167,959 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants (as described in “—Restatement of Previously Issued Financial Statements” below and the Explanatory Note to the Company’s Annual Report on Form 10-K/A filed with the SEC on May 5, 2021), our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

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

CM LIFE SCIENCES, INC.

Date: July 21, 2021		/s/ Eli Casdin
	Name:	Eli Casdin
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: July 21, 2021		/s/ Brian Emes
	Name:	Brian Emes
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)