Form 10-Q
period 2022-03-31
Sema4 Holdings Corp.
filed 2022-05-12
CIK 1818331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The registrant had outstanding 377,249,186 shares of Class A common stock as of April 29, 2022.

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
In addition, on April 29, 2022, we consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated as of January 14, 2022 (as amended, the “Merger Agreement”), by and among us and our wholly-owned subsidiaries, Orion Merger Sub I, Inc. (“Merger Sub I”) and Orion Merger Sub II, LLC (“Merger Sub II” and, together with Merger Sub I, “Merger Subs”), and GeneDx, Inc. (“GeneDx”), a New Jersey corporation and wholly-owned subsidiary of OPKO Health, Inc. (“OPKO”), GeneDx Holding 2, Inc., which held 100% of GeneDx (“Holdco2”), and OPKO, which provided for, among other things, the acquisition of GeneDx from OPKO. Pursuant to the terms of the Merger Agreement, we acquired GeneDx through the merger of Merger Sub I with and into Holdco2 (the “First Merger”), with Holdco2 as the surviving corporation in the First Merger. Immediately after the consummation of the First Merger, as part of the same overall transaction, Holdco2, as the surviving corporation in the First Merger, merged with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II as the surviving company. After giving effect to the Mergers and the other transactions contemplated by the Merger Agreement, GeneDx was converted into a Delaware limited liability company and became our wholly-owned indirect subsidiary. At the closing of the Acquisition (as defined below), we paid OPKO gross cash consideration of $150 million and issued to OPKO 80 million shares of our Class A common stock. We refer to these transactions herein as the “Acquisition.” In addition, up to $150 million is payable following the closing of the Acquisition, if certain revenue-based milestones are achieved for each of the fiscal years ending December 31, 2022 and December 31, 2023. Concurrently with the closing of the Acquisition, we also issued and sold in private placement 50,000,000 shares of our Class A common stock to certain institutional investors for aggregate gross proceeds of $200 million (the “Acquisition PIPE Investment”). Unless stated otherwise in this report, all forward-looking information contained in this report does not take into account or give any effect to the impact of the Acquisition or the Acquisition PIPE Investment.

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
•unforeseen circumstances or other disruptions to normal business operations, including supply chain interruptions and manufacturing constraints, arising from or related to the ongoing COVID-19 pandemic;
•our ability to realize the benefits expected from the Acquisition;
•our expectations for generating revenue or becoming profitable on a sustained basis;
•our expectations or ability to enter into service, collaboration and other partnership agreements;
•our expectations or ability to build our own commercial infrastructure to scale market and sell our products;
•actions or authorizations by the U.S. Food and Drug Administration, or the FDA, or other regulatory authorities;
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

Sema4 Holdings Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
Part I - Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$315,002	$400,569
Accounts receivable, net	37,642	26,509
Due from related parties	125	54
Inventory, net	36,318	33,456
Prepaid expenses	17,241	19,154
Other current assets	4,096	3,802
Total current assets	$410,424	$483,544
Operating lease right-of-use assets	38,417	—
Property and equipment, net	60,976	62,719
Restricted cash	900	900
Other assets	6,953	6,930
Total assets	$517,670	$554,093
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$68,880	$64,801
Due to related parties	3,237	2,623
Contract liabilities	66	473
Short-term lease liabilities	5,072	—
Other current liabilities	23,384	33,387
Total current liabilities	$100,639	$101,284
Long-term debt, net of current portion	11,000	11,000
Long-term lease liabilities	57,478	—
Other liabilities	500	21,907
Warrant liability	15,177	21,555
Earn-out contingent liability	3,432	10,244
Total liabilities	$188,226	$165,990
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.0001 par value: 1,000,000 and 0 shares authorized at March 31, 2022 and December 31, 2021, respectively; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.0001 par value, 380,000,000 shares authorized, 245,154,475 shares issued and outstanding at March 31, 2022 and $0.0001 par value: 380,000,000 shares authorized, 242,647,604 shares issued and outstanding at December 31, 2021	24	24
Additional paid-in capital	981,757	$963,520
Accumulated deficit	(652,337)	(575,441)
Total stockholders’ equity	329,444	388,103
Total liabilities and stockholders’ equity	$517,670	$554,093
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sema4 Holdings Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2022	2021 (1)
Revenue:
Diagnostic test revenue (including related party revenue of $170 and $33 for the three months ended March 31, 2022 and 2021, respectively)	$52,495	$62,760
Other revenue (including related party revenue of $74 and $27 for the three months ended March 31, 2022 and 2021, respectively)	1,446	1,441
Total revenue	53,941	64,201
Cost of services (including related party expenses of $1,056 and $278 for the three months ended March 31, 2022 and 2021, respectively)	48,316	68,524
Gross profit (loss)	5,625	(4,323)
Research and development	21,315	53,133
Selling and marketing	29,547	35,366
General and administrative	42,784	102,038
Related party expenses	1,284	1,797
Loss from operations	(89,305)	(196,657)

Other income (expense), net:
Change in fair market value of warrant and earn-out contingent liabilities	13,190	—
Interest income	27	21
Interest expense	(808)	(723)
Other income	—	5,584
Total other income (expense), net	12,409	4,882
Loss before income taxes	$(76,896)	$(191,775)
Income tax provision	—	—
Net loss and comprehensive loss	$(76,896)	$(191,775)
Weighted average shares outstanding of Class A common stock	244,368,743	549,778
Basic and diluted net loss per share, Class A common stock	$(0.31)	$(348.82)
(1) As previously disclosed in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, certain adjustments were made to reclassify certain expenses between cost of services and operating expenses. The adjustments are reflected as disclosed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sema4 Holdings Corp.
Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Three months ended March 31, 2022
	Preferred Stock		Class A Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Par value	Shares	Par value
Balances at December 31, 2021			242,647,604	$24	$963,520	$(575,441)	$388,103
Net loss	—	—	—	—	—	(76,896)	(76,896)
Stock option exercises	—	—	2,108,502	—	678	—	678
Stock based compensation expense	—	—	—	—	17,559	—	17,559
Vested restricted stock units converted to common stock	—	—	398,369
Balances at March 31, 2022	—	$—	245,154,475	$24	$981,757	$(652,337)	$329,444

	Three months ended March 31, 2021 (1)
	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit (1)	Total stockholders’ (deficit)
	Shares	Amount	Shares	Par value	Shares	Par value
Balances at December 31, 2020	171,535,213	$334,439	124	$—	130,557	$—	$—	$(330,051)	$(330,051)
Net loss	—	—	—	—	—	—	—	(191,775)	(191,775)
Common stock class B issued pursuant to stock options	—	—	—	—	618,204	—	—	—	—
Balances at March 31, 2021	171,535,213	$334,439	124	$—	748,761	$—	$—	(521,826)	(521,826)
(1) As previously disclosed in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, certain adjustments were made which impacted previously reported net loss for the first quarter of 2021 and the adjusted net loss is reflected as disclosed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sema4 Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2022	2021 (1)
Operating activities
Net loss	$(76,896)	$(191,775)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,803	4,902
Stock-based compensation expense	17,559	164,962
Change in fair value of warrant and earn-out contingent liabilities	(13,190)	—
Provision for excess and obsolete inventory	43	1,821
Non-cash lease expense	167	191
Amortization of deferred debt issuance costs	128	—
Change in operating assets and liabilities:
Accounts receivable	(11,132)	(1,296)
Inventory	(2,904)	(9,828)
Prepaid expenses and other current assets	1,596	(6,327)
Due to/from related parties	543	(688)
Other assets	(151)	—
Accounts payable and accrued expenses	3,932	3,951
Contract liabilities	(408)	1,027
Other current liabilities	(6,584)	(9,148)
Net cash used in operating activities	(81,494)	(42,208)

Investing activities
Purchases of property and equipment	(1,378)	(2,075)
Development of internal-use software assets	(2,535)	(2,919)
Net cash used in investing activities	(3,913)	(4,994)

Financing activities
Payment of deferred transaction costs	—	(1,254)
Finance lease principal payments	(862)	(1,052)
Long-term debt principal payments	—	(394)
Exercise of stock options	702	422
Net cash used in financing activities	(160)	(2,278)

Net decrease in cash, cash equivalents and restricted cash	(85,567)	(49,480)
Cash, cash equivalents and restricted cash, at beginning of period	401,469	118,960
Cash, cash equivalents and restricted cash, at end of period	$315,902	$69,480

Supplemental disclosures of cash flow information
Cash paid for interest	$607	$723
Cash paid for taxes	$168	$—
Purchases of property and equipment in accounts payable and accrued expenses	$1,325	$1,164
Software development costs in accounts payable and accrued expenses	$717	$1,570
Unpaid deferred transaction costs included in accounts payable and accrued expenses	$227	$4,228
(1) As previously disclosed in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, certain adjustments were made to certain current asset and liability accounts previously reported in the condensed balance sheets as of March 31, 2021. The adjustments are reflected accordingly as disclosed.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Description of Business
Sema4 Holdings Corp. (“Sema4 Holdings”) through its subsidiary Sema4 OpCo, Inc.,, formerly Mount Sinai Genomics Inc., a Delaware corporation (“Legacy Sema4”), as discussed further below, provides genomics-related diagnostic and information services and pursues genomics medical research. Legacy Sema4 utilizes an integrated portfolio of laboratory processes, software tools and informatics capabilities to process DNA-containing samples, analyze information about patient-specific genetic variation and generate test reports for clinicians and their patients. Legacy Sema4 provides a variety of genetic diagnostic tests and information with a focus on reproductive health, including pediatric, oncology and other conditions. Legacy Sema4 primarily serves healthcare professionals who work with their patients and bills third-party payors across the United States, with a substantial portion of its diagnostic testing volume occurring in New York, California, Florida, Connecticut and New Jersey.
On July 22, 2021 (the “Closing Date”), CM Life Sciences, Inc. (“CMLS”) completed the acquisition of Legacy Sema4, pursuant to that certain Agreement and Plan of Merger (as amended, the “Prior Merger Agreement”), dated February 9, 2021. On the Closing Date, S-IV Sub, Inc. (“Prior Merger Sub”) merged with and into the Legacy Sema4, with Legacy Sema4 surviving the merger as a wholly-owned subsidiary of CMLS (the “Prior Merger” and, together with the other transactions contemplated by the Prior Merger Agreement, the “Business Combination”). In connection with the consummation of the Business Combination, CMLS changed its name to “Sema4 Holdings Corp.” and Legacy Sema4 changed its name to “Sema4 OpCo, Inc.” All equity securities of Legacy Sema4 were converted into the right to receive the applicable portion of the merger consideration.
The Prior Merger was accounted for as a reverse recapitalization with Legacy Sema4 as the accounting acquirer and CMLS as the acquired company for accounting purposes. The shares and net loss per common share, prior to the Prior Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Prior Merger (1 share of Legacy Sema4 Class A common stock for 123.8339 shares of Sema4 Holdings Class A common stock (the “Class A common stock”)) (the “Conversion Ratio”).
Prior to the Prior Merger, shares of CMLS Class A common stock, CMLS’s public warrants, and CMLS’s public units were traded on the Nasdaq Capital Market under the ticker symbols “CMLF”, “CMFLW”, and “CMLFU” respectively. On July 23, 2021, shares of Sema4 Holdings Class A common stock and Sema4 Holdings’ public warrants began trading on the Nasdaq Global Select Market (the “Nasdaq”) under the ticker symbols “SMFR” and “SMFRW,” respectively. See Note 3, “Business Combination,” for additional details.
Unless otherwise stated herein or unless the context otherwise requires, references in these notes to the “Company,” or “Sema4” refer to (i) Legacy Sema4 prior to the consummation of the Business Combination; and (ii) Sema4 Holdings and its subsidiaries following the consummation of the Business Combination.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto as of and for the years ended December 31, 2021, 2020 and 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 21, 2021 filed on March 14, 2022 (the “Annual Report”).
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

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
As discussed in the Company’s Annual Report, the Company identified the misclassification of certain expenses and out of period adjustments generally related to the recognition of cost of services. The impact of these adjustments were disclosed in the Company’s Annual Report and are reflected in the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) and condensed consolidated statements of cash flows for the period ended March 31, 2021.
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
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. The Company bases these estimates on current facts, historical and anticipated results, trends and various other assumptions that it believes are reasonable in the circumstances, including assumptions as to future events. These estimates include, but are not limited to, the transaction price for certain contracts with customers, the capitalization of software costs and the valuation of stock-based awards, inventory, earn-out contingent liability and earn-out Restricted Stock Units (“RSUs”). Actual results could differ materially from those estimates, judgments and assumptions.
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
The Company assesses both the self-pay patient and, if applicable, the third-party payor that reimburses the Company on the patient’s behalf when evaluating the concentration of credit risk. Significant customers and payors are those that represent more than 10% of the Company’s total revenues for the period or accounts receivable balance at each respective balance sheet date. The significant concentrations of accounts receivable as of March 31, 2022 and December 31, 2021 were primarily from large managed care insurance companies and a reference laboratory. There was no individual patient that accounted for 10% or more of the Company’s revenue or accounts receivable for any of the periods presented. The Company does not require collateral as a means to mitigate customer credit risk.
For each significant payor, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

	Revenue		Accounts Receivable
	Three months ended March 31,		As of March 31,	As of December 31,
	2022	2021	2022	2021
Payor A	24%	14%	26%	15%
Payor B	*	*	19%	15%
Payor C	*	12%	*	*
Payor D	10%	12%	11%	*
*less than 10%
The Company is subject to a concentration of risk from a limited number of suppliers for certain reagents and laboratory supplies. One supplier accounted for approximately 13% and 11% for the three months ended March 31, 2022 and 2021, respectively. This risk is managed by maintaining a target quantity of surplus stock.
Impact of COVID-19

Beginning in April 2020, the Company’s diagnostic test volumes decreased significantly as compared to the prior year as a result of the initial outbreak of the COVID-19 pandemic and the related limitations and priorities across the healthcare system. In response, beginning in May 2020, the Company entered into several service agreements with state governments and healthcare institutions to provide testing for the presence of COVID-19 variants. While test volumes have since improved, the Company continues to experience changes in the mix of tests due to the impact of the COVID-19 pandemic. COVID-19 could continue to have a material impact on the Company’s results of operations, cash flows and financial condition for the foreseeable future.
In March 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law which was a stimulus bill that, among other things, provided assistance to qualifying businesses and individuals and included funding for the healthcare system. During 2020, as part of the stimulus provided by the CARES Act, the Company received $5.4 million, comprised of $2.6 million received under the Provider Relief Fund (“PRF”) distribution and $2.8 million received under the Employee Retention Credit (“ERC”) distribution which was recorded in other current liabilities and reflected in this balance as of March 31, 2022 and December 31, 2021.
During the three months ended March 31, 2021, the Company received an additional $5.6 million under the PRF distribution, which was recognized in other income in the condensed consolidated statements of operations and comprehensive loss.
Additionally, under the CARES Act, the Company deferred payment of U.S. social security taxes in 2020. As a result, $3.8 million of employer payroll tax payments were initially deferred as of December 31, 2020 with $1.9 million paid in December 2021 and the remaining $1.9 million payment will be made in December 2022. As of March 31, 2022, the remaining payable is recorded in other current liabilities.
Following the Company’s announcement that it would discontinue COVID-19 testing services by March 31, 2022, the Company no longer provides COVID-19 testing services. During the three months ended March 31, 2022, the Company wrote off an accounts receivable balance of $0.5 million related to COVID-19 testing services.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist of amounts invested in money market funds. Carrying values of cash equivalents approximate fair value due to the short-term nature of these instruments.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the same amounts shown on the condensed consolidated statements of cash flows (in thousands):

	As of March 31, 2022	As of December 31, 2021
Cash and cash equivalents	$315,002	$400,569
Restricted cash	900	900
Total	$315,902	$401,469
Restricted cash as of March 31, 2022 consists of money market deposit accounts that secure an irrevocable standby letter of credit that serves as collateral for security deposit operating leases (see Note 9, “Leases”).
Warrant Liability
As of the consummation of the Prior Merger in July 2021, there were 21,995,000 warrants to purchase shares of Class A common stock outstanding, including 14,758,333 public warrants and 7,236,667 private placement warrants. As of December 31, 2021, there were 21,994,972 warrants to purchase shares of Class A common stock outstanding, including 14,758,305 public warrants and 7,236,667 private placement warrants outstanding. Each warrant expires five years after the Business Combination or earlier upon redemption or liquidation, and entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment, at any time commencing on September 4, 2021.
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

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Earn-out contingent liability
In connection with the Prior Merger, all Legacy Sema4 stockholders and option holders at that time became entitled to a pro rata share of 19,021,576 earn-out shares and earn-out RSUs. Based on an assessment of the earn-out shares for the Legacy Sema4 stockholders, the Company considered ASC 480 and ASC 815 and accounted for the earn-out shares as a liability. The Company subsequently measures the fair value of the liability at each reporting period and reports the changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
The Company determined the fair value of the earn-out shares issued to the Legacy Sema4 stockholders as of March 31, 2022 was $3.4 million.
As for the earn-out RSUs for the Legacy Sema4 option holders, a total of 2.7 million RSUs were granted on December 9, 2021. The vesting of such arrangement is conditioned on the satisfaction of both a service requirement and on the satisfaction of a market-based requirement. The market-based requirement would be achieved if the Company’s stock price is greater than or equal to $13 (Triggering Event I), $15 (Triggering Event II) and $18 (Triggering Event III) during the applicable performance period, based on the volume-weighted average price for a period of at least 20 days out of 30 consecutive trading days. Therefore, the Company accounts for this arrangement in accordance with ASC 718- Compensation — Stock Compensation (“ASC 718”) and stock-based compensation expense is recognized over the longer of the expected achievement period for the market-based requirement and the service requirement. The Company recorded $0.5 million of stock-based compensation expense in relation to the earn-out RSUs for the quarter ended March 31, 2022. In the event that any earn-out RSUs that are forfeited as a result of a failure to achieve the service requirement, the underlying shares will be reallocated on an annual basis to the Legacy Sema4 stockholders and to the Legacy Sema4 option holders who remain employed as of the date of such reallocation. The Company accounts for the re-allocations to Legacy Sema4 option holders as new grants.
The estimated fair value of the earn-out is determined using a Monte Carlo valuation analysis.
Capitalized Internal-Use Software Costs
The Company capitalizes certain costs incurred related to the development of its software applications for internal use during the application development state. If a project constitutes an enhancement to existing software, the Company assesses whether the enhancement creates additional functionality to the software, thus qualifying the work incurred for capitalization. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred. Once the project is available for general release, capitalization ceases and the Company estimates the useful life of the asset and begins amortization.
Restructuring Costs
During the three months ended March 31, 2022, the Company’s Compensation Committee of the Board of Directors approved by written consent dated February 17, 2022 a restructuring plan which was executed by management and

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
$2.7 million of restructuring charges were incurred and recorded in connection therewith. These costs include severance packages offered to the employees impacted by the plan and third party consulting costs. Additionally, as discussed in the “Note 14—Subsequent Events”, the Board of Directors approved additional headcount reductions in an effort to streamline operations and the Company expects to recognize expenses of $5.4 million during the second quarter of 2022.
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
Recently Adopted Accounting Pronouncements in the First Quarter of 2022
In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which requires lessees to recognize right-of-use assets and lease liabilities for most leases on their balance sheets. Expense recognition for lessees under ASC 842 is similar to current lease accounting. ASC 842 requires enhanced disclosures to help the financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASC 842 as of January 1, 2022, utilizing the modified retrospective adoption approach. In transition to the ASC 842, the Company elected to use the package of practical expedients permitted under the transition guidance that allowed us to not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases. Additionally, the Company did not elect the hindsight practical expedient which would have permitted the use of hindsight in determining the lease term and assessing impairment. The Company elected to combine lease and non-lease components that are fixed and also elected not to recognize right-of-use assets and lease liabilities for leases with terms of 12 months or less (“short-term leases”). The adoption of the ASC 842 as of January 1, 2022, resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of $39.2 million and $42.2 million, respectively. The adoption did not have material impact on finance leases. The adoption did not have material impact on the condensed consolidated statements of operations and comprehensive loss. Refer to “Note 9 Leases” for a discussion of the Company’s lease accounting following the adoption of ASC 842.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The Company adopted ASU 2021-10 effective January 1, 2022. The Company did not receive any such grants during the three months ended March 31, 2022.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The new credit losses standard changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, contract assets recognized as a result of applying ASC 606, loans and certain other instruments, entities will be required to use a new forward looking “expected loss” model that generally will result in earlier recognition of credit losses than under today’s incurred loss model. As an emerging growth company, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to the opening retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
•After giving effect to the Prior Merger, the redemption of public shares and the conversion of the CMLS Class B common stock as described above, and the consummation of the PIPE Investment, there were 240,190,402 shares of the Company’s common stock issued and outstanding.
In 2021, the Company recorded $51.8 million of transaction costs which consisted of direct, incremental legal, professional, accounting, and other third-party fees that were directly related to the execution of the Prior Merger in additional paid-in capital. Upon consummation of the Prior Merger, $9.0 million of the transaction costs relates to costs incurred by Legacy Sema4 and reclassed to offset against equity from prepaid expense and other current assets.
4. Revenue Recognition
Diagnostic Revenue
The Company’s diagnostic test revenue contracts typically consist of a single performance obligation to deliver diagnostic testing services to the ordering facility or patient and therefore allocation of the contract transaction price is generally not applicable. Revenue from diagnostic testing services is recorded at the estimated transaction price, subject to the constraint for variable consideration, upon transfer of control of the service. Control over diagnostic testing services is generally transferred at a point in time when the customer obtains control of the promised service which is upon delivery of the test.
Other Revenue
The Company enters into both short-term and long-term project-based collaboration and service agreements with third parties, whereby the Company provides diagnostic testing, research and related data aggregation reporting services. The consideration to which the Company is entitled pursuant to its collaboration and service agreements includes non-refundable upfront payments, fixed and variable payments based upon the achievement of certain milestones during the contract term. Non-refundable upfront payments are generally received in advance of performing the services and, therefore, are recorded as a contract liability upon receipt. Fixed and variable milestone payments are included in the transaction price only when it is probable that doing so will not result in a significant reversal of cumulative revenue recognized when the uncertainty associated with the milestone is subsequently resolved. Revenue for such collaboration and service agreements is recognized over time using an input measure based on costs incurred to satisfy the performance obligation.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Disaggregated revenue
The following table summarizes the Company’s disaggregated revenue by payor category (in thousands):

	Three months ended March 31,
	2022	2021
Diagnostic test revenue
Patients with third-party insurance	$47,462	$46,197
Institutional customers	4,031	15,664
Self-pay patients	1,002	899
Total diagnostic test revenue	52,495	62,760
Other revenue	1,446	1,441
Total	$53,941	$64,201
Reassessment of variable consideration
Subsequent changes to the estimate of the transaction price, determined on a portfolio basis when applicable, are generally recorded as adjustments to revenue in the period of the change. The Company updates estimated variable consideration quarterly.
For the three months ended March 31, 2022, the quarterly change in estimate resulted in a net $3.6 million increase to revenue for tests in which the performance obligation of delivering the test results was met in prior periods. The change in estimate is a result of changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and settlements with third party payors. The quarterly change in estimate did not result in material adjustments to the Company’s previously reported revenue or accounts receivable amounts.
Remaining performance obligations
For certain long-term collaboration service agreements with original expected durations of more than one year, the Company’s obligations pursuant to such agreement represents partially unsatisfied performance obligations as of March 31, 2022. The revenues under the agreements are estimated to be approximately $10.3 million. The Company expects to recognize the majority of this revenue over the next 3 years.
Contract assets and liabilities
Contract assets consist of the Company’s right to consideration that is conditional upon its future performance. Contract assets arise in collaboration and service agreements for which revenue is recognized over time but the Company’s right to bill the customer is contingent upon the achievement of contractually-defined milestones.
Contract liabilities consist of customer payments in excess of revenues recognized. For collaboration and service agreements, the Company assesses the performance obligations and recognizes contract liabilities as current or non-current based upon forecasted performance.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
A reconciliation of the beginning and ending balances of contract assets and contract liabilities is shown in the table below (in thousands):

	Contract Assets	Contract Liabilities
December 31, 2021	$3,296	$3,769
Contract asset additions	453	—
Customer prepayments	—	350
Revenue recognized	—	(304)
March 31, 2022	$3,749	$3,815
The Company presents contract assets and contract liabilities with respect to customer contracts on a net basis on its condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, $0.1 million and $0.5 million is recorded as current contract liabilities, respectively.
Revenues recognized for the three months ended March 31, 2022 and March 31, 2021 that were included in the contract liability balance at the beginning of each period were $0.5 million and $0.5 million, respectively.
Costs to fulfill contracts
Costs associated with fulfilling the Company’s performance obligations pursuant to its collaboration service agreements include costs for services that are subcontracted to ISMMS. Amounts prepaid are expensed in line with the pattern of revenue recognition. Prepayment of amounts prior to the costs being incurred are recognized on the condensed consolidated balance sheets as current or non-current based upon forecasted performance.
As of March 31, 2022 and December 31, 2021, the Company had outstanding deferred costs to fulfill contracts of $1.5 million and $1.8 million, respectively. As of March 31, 2022 and December 31, 2021, all outstanding deferred costs were recorded as other current assets.
Amortization of deferred costs was $0.3 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. The amortization of these costs is recorded in the cost of services on the condensed consolidated statements of operations and comprehensive loss.
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
The Company’s financial assets and liabilities consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, finance leases, warrant liability, earn-out contingent liability and long-

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
term debt. The Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term nature of these accounts.
The Company’s finance leases are classified within Level 1 of the fair value hierarchy because such finance lease agreements bear interest at rates for instruments with similar characteristics; accordingly, the carrying value of these liabilities approximate their fair values.
The Company’s loan from the Connecticut Department of Economic and Community Development is classified within Level 2 of the fair value hierarchy. As of March 31, 2022, the long-term debt was recorded at its carrying value of $11.0 million in the condensed consolidated balance sheet. The fair value was $9.5 million, which is estimated based on discounted cash flows using the yields of similar debt instruments of other companies with similar credit profiles.
The following tables set forth the fair value of financial instruments that were measured at fair value on a recurring basis (in thousands):

	As of March 31, 2022
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$62,282	$62,282	$—	$—
Total financial assets	$62,282	$62,282	$—	$—

Financial Liabilities:
Public warrant liability	$10,183	$10,183	$—	$—
Private warrant liability	4,993	—	4,993	—
Earn-out contingent liability	3,432	—	—	3,432
Total financial liabilities	$18,608	$10,183	$4,993	$3,432

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$385,370	$385,370	$—	$—
Total financial assets	$385,370	$385,370	$—	$—

Financial Liabilities:
Public warrant liability	$14,463	$14,463	$—	$—
Private warrant liability	7,092	—	7,092	—
Earn-out contingent liability	10,244	—	—	10,244
Total financial liabilities	$31,799	$14,463	$7,092	$10,244

Of the $315.0 million cash and cash equivalents presented on the condensed consolidated balance sheets as of March 31, 2022, $62.3 million was in money market funds and was classified within Level 1 of the fair value hierarchy as the fair value was based on quoted prices in active markets.
The Company’s outstanding warrants include publicly-traded warrants (the “Public Warrants”) which were originally issued in the IPO and warrants sold in a private placement to CMLS Holdings LLC (the “Private Warrants”). The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as non-current liabilities on the balance sheet at fair value upon the closing of the Business Combination, with subsequent changes in their respective fair values recognized in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss at each reporting date. As of March 31, 2022, the Public Warrants are classified within Level 1 of the fair value hierarchy as they are traded in active markets. The Private Warrants are classified within Level 2 of the fair

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
value hierarchy as management determined the fair value of each Private Warrant is the same as that of a Public Warrant because the terms are substantially the same.

The contingent obligation to issue earn-out shares for Legacy Sema4 stockholders was accounted for as a liability and required remeasurement at each reporting date. The estimated fair value of the total earn-out shares as of March 31, 2022 is determined based on a Monte Carlo simulation valuation model. The fair value of the earn-out contingent liability is sensitive to expected volatility estimated based on selected guideline public companies’ stock prices, the Company’s implied volatility and Company’s common stock price which is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics. The key assumptions utilized in determining the valuation as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Stock price	$3.07	$4.46
Expected volatility	72.5%	62.5%
Expected term (in years)	1.3	1.6
Risk-free interest rate	1.83%	0.58%
The earn-out contingent liability is categorized as Level 3 of the fair value hierarchy as the Company utilizes unobservable inputs in estimating volatility rate. The fair value determined and recorded as of December 31, 2021 was $10.2 million and during the three months ended March 31, 2022 a gain of $6.8 million was recorded in the change in fair market value of warrant and earn-out contingent liability in the condensed consolidated statements of operations and comprehensive loss based on re-measurement performed as of the period end date.
There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.
6. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Laboratory equipment	$27,838	$28,552
Equipment under finance leases	21,384	21,384
Leasehold improvements	21,915	21,905
Capitalized software	27,797	25,693
Building under finance lease	6,276	6,276
Construction in-progress	2,709	940
Computer equipment	7,536	6,634
Furniture, fixtures and other equipment	3,230	3,241
Total property and equipment	118,685	114,625
Less: accumulated depreciation and amortization	(57,709)	(51,906)
Property and equipment, net	$60,976	$62,719
For the three months ended March 31, 2022 and 2021, depreciation and amortization expense was $5.8 million and $4.9 million. This included software amortization expense of $1.6 million and $1.2 million for the three months ended

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022 and 2021. Depreciation and amortization expense is included within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2022	2021
Cost of services	$2,816	$3,058
Research and development	1,849	1,251
Selling and marketing	1	—
General and administrative	1,137	593
Total depreciation and amortization expenses	$5,803	$4,902
7. Related Party Transactions
For three months ended March 31, 2022 and 2021, the Company incurred certain related party costs. There were no expenses recognized under the TSA for the three months ended March 31, 2022 and $1.4 million for the three months ended March 31, 2021 which is presented within related party expenses in the condensed consolidated statements of operations and comprehensive loss. The Company had no TSA payables due to ISMMS as of March 31, 2022 and December 31, 2021.
Expenses recognized pursuant to other service arrangements with ISMMS, including certain sub-lease arrangements the Company has through ISMMS, totaled $1.9 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. These amounts include certain lease expenses the Company incurs and pay to ISMMS for certain sub-lease arrangements. They are included in either cost of services or related party expenses on the condensed consolidated statements of operations and comprehensive loss depending on the particular activity to which the costs relate. Payables due to ISMMS for the other service arrangements were $2.5 million $2.6 million as of March 31, 2022 and December 31, 2021, respectively. These amounts include unpaid lease payments the Company accrued for the payments to be made to ISMMS and are included within due to related parties on the Company’s condensed consolidated balance sheets.
Additionally, since the closing of the Prior Merger in July 2021 the Company has purchased $0.7 million of diagnostic testing kits and materials of which $0.4 million was recorded in cost of services for the three months ended March 31, 2022 from an affiliate of a member of the Board of Directors who has served in the role since July 2021. The prices paid represent market rates. Payables due were $0.7 million and $0.1 million as of March 31, 2022 and December 31, 2021, respectively.
Total related party costs are included within cost of services and related party expenses in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2022	2021
Cost of services	$1,056	$278
Related party expenses	1,284	1,797
Total related party costs	$2,340	$2,075

8. Long-Term Debt
Loan and Security Agreement (the “SVB Agreement”)

On November 15, 2021, the Company and Sema4 OpCo, Inc. (together, the “Borrower”) entered into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank (“SVB”). The SVB Agreement provides for a revolving credit facility (the “Revolver”) up to an aggregate principal amount of $125.0 million, including a sublimit of $20.0 million for Letters of Credit (as such terms are defined in the SVB Agreement). The outstanding principal amount of any Advance (as such term is defined in the SVB Agreement) will bear interest at a floating rate per annum equal to the greater of (1) 4.00% and (2) the Prime Rate plus the Prime Rate Margin. The Revolver will mature on November 15, 2024. In connection with entering into the SVB agreement, the Company paid $0.5 million in debt issuance costs during 2021.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company will pay an additional $0.5 million in fees to SVB at each anniversary of the SVB Agreement date for a total of $1.0 million and these fees are recorded in other current liabilities and other liabilities in the condensed consolidated balance sheets as of March 31, 2022. These costs are capitalized and amortized on a straight-line basis over the contractual term. Any unused fees charged on the Revolver is expensed as incurred.

The obligations under the SVB Agreement are secured by a first priority perfected security interest in substantially all of the Borrower’s assets except for (i) Governmental Collection Accounts (as defined in the SVB Agreement), (ii) more than 65% of the presently existing and thereafter arising issued and outstanding shares of capital stock owned by Borrowers in a Foreign Subsidiary (as such term is defined in the SVB Agreement) and (iii) intellectual property pursuant to the terms of the SVB Agreement.

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

The SVB Agreement also includes customary events of default, including failure to pay principal, interest or certain other amounts when due, material inaccuracy of representations and warranties, violation of covenants, certain bankruptcy and insolvency events, certain undischarged judgments, material invalidity of guarantees or grant of security interest, material adverse change, and involuntary delisting from the Nasdaq Stock Market, in certain cases subject to certain thresholds and grace periods. If one or more events of default occurs and continues beyond any applicable cure period, SVB may, without notice or demand to the Borrower, terminate its commitment to make further loans and declare all of the obligations of the Borrowers under the SVB Agreement to be immediately due and payable. The Company was in compliance with all covenants as of March 31, 2022.
No amounts have been drawn under the SVB Agreement as of March 31, 2022.
2016 Funding Commitment
In June 2017, ISMMS assigned a loan funding commitment from the Connecticut Department of Economic and Community Development (“DECD”) to the Company (as amended, the “DECD Loan Agreement”). The DECD Loan Agreement, provides for a total loan commitment of $15.5 million at a fixed annual interest rate of 2.0% for a term of 10 years. The Company is required to make interest-only payments through July 2023 and principal and interest payments commencing in August 2023. The final payment of principal and interest is due in July 2028. However, under the terms of the DECD Loan Agreement, the DECD may grant partial principal loan forgiveness of up to $12.3 million in the aggregate. Such forgiveness is contingent upon the Company achieving job creation and retention milestones and $7.3 million has been forgiven as of March 31, 2022. This commitment is collateralized by providing a security interest in certain machinery and equipment the Company acquired from ISMMS, as defined in a separate security agreement.
The outstanding loan balance from the DECD Loan Agreement was $11.0 million as of March 31, 2022 and December 31, 2021.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Maturities of Long-Term Debt
As of March 31, 2022, long-term debt matures as follows (in thousands):

2022 (remainder of year)	$—
2023	875
2024	2,131
2025	2,174
2026	2,218
Thereafter	3,602
Total maturities of long-term debt	11,000
Less: current portion of long-term debt	—
Total long-term debt, net of current maturities	$11,000
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
In July 2021, the Company terminated the Master Loan Agreement by paying off the full amount, including $5.4 million principal and interest and $0.1 million in early payment penalties assessed pursuant to the terms of the agreement.
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
In July 2021, the Company terminated the Master Lease Agreement by paying off the full amount, including $3.3 million principal and interest and early payment penalties of $0.2 million assessed pursuant to the terms of the agreement.
9. Leases
Lease Accounting

The Company enters into contracts in the normal course of business and assesses whether any such contracts contain a lease. The Company determines if an arrangement is a lease at inception if it conveys the right to control the identified asset for a period of time in exchange for consideration. The Company classifies leases as operating or financing in nature. All lease liabilities are measured at the present value of the associated payments, discounted using the Company’s incremental borrowing rate determined based on the rate of interest that the Company would pay to borrow on a

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
collateralized basis an amount equal to the lease payments for similar term and in a similar economic environment on a collateralized basis, unless there is a rate implicit in the lease that is readily determinable.
Operating Leases
The Company's operating lease arrangements are principally for office space and laboratory facilities. The Company’s headquarter lease was initially entered into via sub-lease agreements with ISMMS and a third party and they will expire in 2034. The agreements include escalating rent and rent-free period provisions. Pursuant to the terms of the lease agreement, the Company was required to have issued an irrevocable standby letter of credit to the lessor for $0.9 million, which was included in restricted cash on the condensed consolidated balance sheets as of March 31, 2022 and consolidated balance sheets as of December 31, 2021.
In April 2019, the Company entered into a sublease agreement to rent a building to be used for office and laboratory facility (the “Stamford Lease”) for a base term of 325 months, expiring in October 2046. The Company has the option to renew the lease at the end of the initial base term for either one period of 10 years, or two periods of 5 years. There is also an early termination option in which the Company may cancel the lease after the 196th month with cancellation fees. At inception of the Stamford Lease, the value of the land was determined to be more than 25% of the total value and therefore the building is accounted for as a finance lease and the land as an operating lease.
In January 2020, the Company entered into a lease agreement which expanded the Company’s existing laboratory facility in Branford, Connecticut. The lease commenced in February 2020 with a 10 year term. The lease includes escalating rent fees over the lease term.
Finance Leases
The Company enters into various finance lease agreements to obtain laboratory equipment that contain bargain purchase commitments at the end of the lease term. The leases are secured by the underlying equipment. As discussed above, the Company also leases a building used for office and laboratory space in which the building is accounted for as a finance lease and the land is as an operating lease. The interest rate used for the Stamford Lease is 13.1%, which is used to measure the operating and finance lease liability.
The tables below present financial information associated with the Company’s leases. This information is only presented as of, and for the three months ended, March 31, 2022 because, the Company adopted the ASC 842 using a transition method that does not require application to periods prior to adoption (in thousands).

	Classification	March 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$38,417
Finance lease assets	Property and Equipment, net	13,190
Total lease assets		$51,607

Liabilities
Current
Operating	Due to related parties	$566
	Short-term lease liabilities	1,892
Finance	Due to related parties	304
	Short-term lease liabilities	3,180
Non-current
Operating	Long-term lease liabilities	39,649
Finance	Long-term lease liabilities	17,829
Total lease liabilities		$63,420

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Lease cost	Three months ended March 31, 2022
Operating lease cost
Operating lease cost	$1,380
Short-term lease cost	169
Variable lease cost	127
Total operating lease cost	$1,676

Finance lease cost
Depreciation and amortization of leased assets	$912
Interest on lease liabilities	552
Total finance lease cost	$1,464
Total lease cost	$3,140

Future minimum lease payments under non-cancellable leases as of March 31, 2022 are as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
2022 (remainder of the year)	$3,862	$3,808	$7,670
2023	4,338	3,584	7,922
2024	4,440	2,763	7,203
2025	4,835	2,451	7,286
2026	4,949	2,003	6,952
Thereafter	51,920	49,884	101,804
Total	$74,344	$64,493	$138,837
Less: imputed interest	$(32,237)	$(43,180)	$(75,417)
Present value of lease liabilities	$42,107	$21,313	$63,420
Other information related to leases as of and the three months ended March 31, 2022 are as follows:

March 31, 2022
Weighted-average remaining lease term (years)
Operating leases	13.5
Finance leases	17.8

Weighted-average discount rate
Operating leases	6.8%
Finance leases	10.5%

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,236
Operating cash flows from finance leases	$552
Financing cash flows from finance lease	$862

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
10. Commitments and Contingencies
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments primarily related to material and service agreements, laboratory supplies and software. At March 31, 2022, the Company’s total future payments under noncancelable unconditional purchase commitments having a remaining term of over one year were $19.4 million.
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
The Company was not a party to any material legal proceedings as of March 31, 2022, nor is it a party to any material legal proceedings as of the date of issuance of these unaudited condensed consolidated financial statements.
11. Stock-Based Compensation
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
On July 22, 2021, in connection with the Business Combination, the 2021 Plan became effective and 32,734,983 authorized shares of Class A common stock were reserved for issuance thereunder. This Plan will be administered by the Compensation Committee of the Company’s Board of Directors, including determination of the vesting, exercisability and payment of the awards to be granted under this Plan. No awards granted under the 2021 Plan are exercisable after 10 years from the date of grant, and the awards granted under the 2021 Plan generally vest over a four-year period on a graded vesting basis.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) became effective in connection with the Business Combination. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. On each January 1 of each of 2022 through 2031, the aggregate number of shares of Class A common stock reserved for issuance under the 2021 Plan may be increased automatically by the number of shares equal to one percent (1%) of the total number of shares of all classes of common stock issued and outstanding immediately preceding December 31. The Company did not make any grants of purchase rights under the 2021 ESPP during the quarter ended March 31, 2022. A total of 7,229,799 shares of Class A common stock have been reserved for future issuance under the 2021 ESPP.
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

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Upon consummation of the Business Combination, the Company’s Board of Directors waived the Company’s right under the 2017 Plan Call Option to repurchase awards for cash from the plan participants upon termination of the participant’s employment or consulting agreement. As such, the Company modified the liability awards to equity awards and reclassified the modification date fair value of the awards to stockholders’ equity in the condensed consolidated financial statements as of July 22, 2021.
All stock options granted under the 2021 Plan are accounted for as equity awards.
The following summarizes the stock option activity, which reflects the conversion of the options granted under the 2017 Plan into awards with respect to the Company Class A common stock in connection with the consummation of the Business Combination (in thousands, except share and per share amounts):

	Stock Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2021	30,905,543	$1.24
Options granted	851,884	$3.37
Options exercised	(2,108,502)	$0.32
Options forfeited or canceled	(759,629)	$2.98
Balance at March 31, 2022	28,889,296	$1.33
Options exercisable at March 31, 2022	21,620,867	$0.54
As of March 31, 2022, unrecognized stock-based compensation cost related to the unvested portion of the Company’s stock options was $22.1 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 1.5 years.
The fair value of the stock option awards for the period ended March 31, 2022, and March 31, 2021 were estimated using the Black-Scholes option pricing model with the following assumptions:

Three Months ended March 31,
	2022	2021
Expected volatility	65.20% - 67.60%	68.50%- 75.60%
Expected term (in years)	5.48-6.06	0.50- 1.75
Risk-free interest rate	1.65%-1.70%	0.05%- 0.16%
Dividend yield	—	—
Fair value of Class A common stock	$3.29-$3.45	$4.57- $12.51
The Company estimated a volatility factor for the Company’s options based on analysis of historical share prices of a peer group of public companies. The Company did not rely on the volatility of the Company’s Class A common stock because its limited trading history. The Company estimated the expected term of options granted using the “simplified method,” which is the mid-point between the vesting date and the ending date of the contractual term. The Company did not rely on the historical holding periods of the Company’s options due to the limited availability of exercise data. The Company used a risk-free interest rate based on the U.S. Treasury yield curve in effect for bonds with maturities consistent with the expected term of the option.
Restricted Stock Units (RSUs)
The Company issued time-based RSUs to employees under the 2021 Plan. The RSUs automatically convert to shares of Class A common stock on a one-for-one basis as the awards vest. The Company measures the value of RSUs at fair value based on the closing price of the underlying Class A common stock on the grant date. The RSUs granted generally vest over a four year vesting period from the grant date, however, the Company also granted certain RSUs during the three

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
months ended December 31, 2021, which were vesting beginning 12 months from the grant date and vesting immediately on the grant date. The following table summarizes the activity related to the Company's time-based RSUs:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Balance at December 31, 2021	12,589,558	$7.64
Restricted Stock Units granted	762,190	$3.48
Restricted Stock Units vested	(398,369)	$7.63
Restricted Stock Units forfeited	(830,620)	$7.62
Balance at March 31, 2022	12,122,759	$7.38
As of March 31, 2022, unrecognized stock-based compensation cost related to the unvested portion of the Company’s RSUs was $60.2 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 1.6 years.
Earn-out RSUs
The grant date fair value determined for Triggering Event I, II and III was $1.82, $1.39 and $0.94 per unit, respectively. Any re-allocated RSUs due to the Sema4 Legacy option holders’ forfeiture activities during the three months ended March 31, 2022 were accounted for as new grants and the fair value determined for Triggering Event I, II and III was $0.29, $0.21 and $0.12 per unit, respectively. Based on the grant date fair value, the Company expects to record total expense related to the earn-out RSU awards of $2.7 million without considering the impact of the Sema4 Legacy option holders’ forfeiture activities. The Company expects to recognize the stock-compensation cost over the longer of the derived service period or service period.
Stock Appreciation Rights (SAR) Activity
The Company historically granted SAR to one employee and one consultant with exercise condition of a liquidation event. As a result of the Business Combination, settlement of the outstanding vested SARs in exchange for a cash payment and to cancel the outstanding unvested SARs was agreed upon and an expense of $3.8 million related to the vested SAR was recognized by the Company. There were no outstanding SARs as of March 31, 2022.
During the three months ended March 31, 2022, the Company recorded a reversal of stock-based compensation of $5.2 million due to forfeiture activities upon employee terminations. Stock-based compensation expense for all awards granted and outstanding is included within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2022	2021
Cost of services	$1,381	$18,475
Research and development	4,341	38,187
Selling and marketing	2,825	18,688
General and administrative	9,012	89,612
Total stock-based compensation expense	$17,559	$164,962

12. Income Taxes

Income taxes for the three months ended March 31, 2022 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The Company’s estimated annual effective tax rate was 0.0% for the three months ended March 31, 2022. The primary reconciling item between the federal statutory

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
rate of 21.0% for these periods and the Company’s overall effective tax rate of 0.0% was related to the effects of the valuation allowance recorded against the full amount of its net deferred tax assets.

A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets as of March 31, 2022 since management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized.
13. Net Loss per Share
Basic and diluted loss per share attributable to common stockholders was calculated as follows (amounts in thousands, except for share and per share amounts):

	Three months ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(76,896)	$(191,775)
Denominator:
Denominator for basic and diluted earnings per share-weighted-average common shares	244,368,743	549,778
Basic and diluted loss per share	$(0.31)	$(348.82)
As a result of the Prior Merger, the Company has retroactively adjusted the weighted-average number of shares of common stock outstanding prior to the Prior Merger by multiplying them by the conversion ratio of 123.8339 used to determine the number of shares of common stock into which they converted. The common stock issued as a result of the redeemable convertible preferred stock conversion upon closing of the Prior Merger was included in the basic and diluted earnings/(loss) per share calculation on a prospective basis.
Prior to the consummation of the Prior Merger, the Company applied the two-class method to calculate its basic and diluted net loss per share of common stock, as there were outstanding Class B common stock and redeemable convertible preferred stock that were participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. As the securities were all converted into Sema4 Holdings Class A common stock upon consummation of the Prior Merger, all outstanding Legacy Sema4 Class B common stock has been retroactively converted to the Sema4 Holdings Class A common stock.
The following tables summarize the outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been anti-dilutive:

	Three months ended March 31,
	2022	2021
Outstanding options and RSUs to purchase Class A common stock	41,012,055	29,608,717
Outstanding warrants	21,994,972	—
Outstanding earn-out shares	16,611,117	—
Outstanding earn-out RSUs	2,410,459	—
Redeemable convertible preferred stock (on an if-converted basis)	—	171,535,214
Total	82,028,603	201,143,931

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
14. Subsequent Events

GeneDx Acquisition
On April 29, 2022, the Company completed the acquisition (the “Acquisition”) of GeneDx LLC (“GeneDx”), from OPKO Health Inc. (“OPKO”). Sema4 acquired GeneDx for an upfront payment of $150 million in cash, subject to adjustment, plus 80 million shares of Sema4’s Class A common stock, with up to an additional $150 million payable if certain revenue-based milestones are achieved over the next two years (which will be payable in cash or shares of Sema4’s Class A common stock at Sema4’s discretion). Based on the closing stock price of Sema4’s Class A common stock as of April 29, 2022, the trading day on the closing of the transaction, the total upfront consideration represents approximately $322 million, subject to adjustment, and the total aggregate consideration including potential milestones is approximately $472 million. The transaction was announced on January 18, 2022 and the issuance of the shares of Sema4’s Class A common stock in connection with the acquisition, among other proposals, received approval from Sema4 stockholders on April 27, 2022.
Subscription Agreements and Acquisition PIPE Investment (Private Placement)
In connection with the Acquisition of GeneDx, the Company also closed a private placement financing (the “Acquisition PIPE Investment”) in which it issued 50 million shares of Sema4’s Class A common stock at a price of $4.00 per share with a syndicate of institutional investors, receiving gross proceeds of $200 million.
Restructuring
On May 2, 2022, the Company’s Compensation Committee of the Board of Directors approved by written consent for the Company to implement an employee restructuring plan, which is intended to reduce costs and optimize its organizational and operational efficiency. The Company’s management executed the plan and expects to recognize expenses of $5.4 million during the second quarter of 2022. The costs primarily consist of the cost of benefits provided pursuant to the severance programs for the employees impacted by the plan and third party consulting costs expected to be incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements for the year ended December 31, 2021 and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from the results described in or implied by the forward-looking statements. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from these forward-looking statements.
Overview
We are a patient-centered, health intelligence company with a mission to use artificial intelligence, or AI, and machine learning to enable personalized medicine for all. By leveraging leading data scientists and technology, our platform powers remarkable and unique insights that transform the practice of medicine including how disease is diagnosed, treated, and prevented.
On June 1, 2017, we signed a contribution and funding agreement and other agreements with Icahn School of Medicine at Mount Sinai, or ISMMS, whereby ISMMS contributed certain assets and liabilities related to our operations, provided certain services to us, and also committed to funding us up to $55.0 million in future capital contributions in exchange for equity in Legacy Sema4, of which $55.0 million was drawn as of December 31, 2019. Following the transaction, we commenced operations as a commercial entity that could effectively engage diverse patient populations and health care institutions at scale.
We have since established and deployed our comprehensive and integrated genomic and clinical data platform and established a mature diagnostic testing business. We now maintain a database that includes more than 12 million de-identified individual clinical records, many with genomic profiles. We also manage a data asset over 49 petabytes in size, that has been expanding at more than 1 petabyte per month with an accelerating growth rate.
Currently, we derive the majority of our revenue from our diagnostic test solutions. Our diagnostic business generates revenue and engages with healthcare professionals working with patients primarily through our Women’s Health and Oncology solutions.
Our Women’s Health solutions sequence and analyze an industry-leading number of genes and use interpretive information tools to translate raw sequencing and clinical data efficiently and accurately into digestible clinical reports that guide decision-making by patients and physicians. Our Oncology diagnostic solutions feature both somatic tumor profiling and hereditary cancer screenings, along with a foundational whole exome and whole transcriptome sequencing approach. Our Sema4 Signal Hereditary Cancer solution determines if a patient carries an inherited genetic change that increases the risk of cancer or informs on cancer treatment. We believe our Signal Whole Exome and Transcriptome solution is one of the most comprehensive molecular profiling solutions from a commercial entity to receive New York State approval. Beginning in May of 2020 through March 31, 2022, we also provided diagnostic testing services to identify the presence of COVID-19.
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
Number of resulted tests
A test is resulted once the appropriate workflow is completed and details are provided to the ordered patients or healthcare professional for reviews, which corresponds to the timing of our revenue recognition. We believe the number of resulted tests in any period is important and useful to our investors because it directly correlates with long-term patient relationships and the size of our genomic database.
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
Key Performance Indicators
We use the following key financial and operating metrics to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. These key financial and operating metrics should be read in conjunction with the following discussion of our results of operations and financial condition together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report.
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
During the three months ended March 31, 2022, we resulted 151,264 tests in our laboratories, 66,339 tests of which were for COVID-19, compared to the three months ended March 31, 2021, in which we resulted 237,729 tests in our laboratories, 170,784 of which were for COVID-19. This 27% increase in resulted volumes, excluding COVID-19 tests volumes, largely resulted from an increase in our oncology testing.
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
In March 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), was signed into law which was a stimulus bill that, among other things, provided assistance to qualifying businesses and individuals and included funding for the healthcare system. We received $5.4 million in 2020 as part of the stimulus, comprised of $2.6 million received under the Provider Relief Fund (the “PRF”), and $2.8 million received under the Employee Retention Credit (the “ERC”). In 2021, we received an additional $5.6 million under the PRF.
Funds provided under the PRF to healthcare providers are not loans and will not be required to be repaid; however, as a condition to receiving these payments, providers must agree to certain terms and conditions and submit sufficient documentation demonstrating that the funds are being used for healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic. We have concluded it is probable that all terms and conditions associated with the funds received under the PRF distribution have been met. As a result, we recorded the funds received under the PRF in other income in the statements of operations and comprehensive loss during the periods in which we received the funds.
Funds provided under the ERC are refundable tax credits for 50% of qualified wages paid to employees during the pandemic. A company is eligible for the ERC if it has not received a Paycheck Protection Program loan under the CARES Act and (1) its operations have been fully or partially suspended because of COVID-19 or (2) its gross receipts in a calendar quarter in 2020 declined by more than 50% from the same period in 2019. At the time of applying for the ERC, we concluded that it was reasonably possible the eligibility requirements would be met; however, due to a change in circumstances, we are re-evaluating our position. As such, we deferred the recognition of the funds received under the ERC and recorded the proceeds in other liabilities on the condensed consolidated balance sheets.
At this time, we are not certain of the availability, extent or impact of any future relief provided under the CARES Act or other stimulus initiatives.

Recent Developments
In January 2022, we and our wholly-owned subsidiaries, Orion Merger Sub I, Inc., or Merger Sub I, and Orion Merger Sub II, LLC, or Merger Sub II, entered into an Agreement and Plan of Merger and Reorganization (which we refer to, as amended, as the “Merger Agreement”), with GeneDx, Inc., a New Jersey corporation, or GeneDx, and a wholly-owned subsidiary of OPKO Health, Inc., or OPKO, GeneDx Holding 2, Inc., or Holdco, and OPKO to acquire 100% of GeneDx (which we refer to as the “Acquisition”). Subject to the terms and conditions of the Merger Agreement, we agreed to pay consideration to OPKO for the Acquisition of (i) $150 million in cash at the closing of the Acquisition, subject to certain adjustments as provided in the Merger Agreement, (ii) 80 million shares of our Class A common stock to be issued at the closing of the Acquisition and (iii) up to $150 million payable following the closing of the Acquisition, if certain revenue-based milestones are achieved for each of the fiscal years ending December 31, 2022 and December 31, 2023. These milestone payments, if and to the extent earned under the terms of the Merger Agreement, will be satisfied through the payment and/or issuance of a combination of cash and shares of our Class A common stock (valued at $4.86 per share), with such mix to be determined in our sole discretion.
The Acquisition closed on April 29, 2022. We expect to leverage the combined health information database of Sema4 and GeneDx to partner with additional health systems and biopharma companies to transform patient care and therapeutic development and enable precision medicine for all.
Concurrently with the execution of the Merger Agreement, we entered into subscription agreements with certain institutional investors, pursuant to, and on the terms and subject to the conditions of which, these investors collectively subscribed for 50 million shares of our Class A common stock for an aggregate purchase price equal to $200 million (which we refer to as the “Acquisition PIPE Investment”). The Acquisition PIPE Investment was consummated substantially concurrently with the closing of the Acquisition.
Components of Results of Operations
Revenue
We derive the majority of our revenue from diagnostic testing services, which primarily relate to Women’s Health, Oncology and COVID-19. We also recognize revenue from collaboration service agreements with Biopharma companies and other third parties pursuant to which we provide diagnostic testing and related data aggregation reporting services. As discussed above, we discontinued COVID-19 testing services as of March 31, 2022 and no longer provide such testing services.

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
Other Revenue
We generate revenue from providing diagnostic testing and related data aggregation reporting services under both short-term and long-term project-based collaboration and service agreements with third parties. The terms of these contracts generally include non-refundable upfront payments, which we record as contract liabilities, and variable payments based upon the achievement of certain milestones during the contract term.
With respect to existing collaboration and service agreements, our revenue may fluctuate period to period due to the pattern in which we may deliver our services, our ability to achieve milestones, the timing of costs incurred, changes in estimates of total anticipated costs that we expect to incur during the contract period, and other events that may not be within our control. Our ability to increase our revenue will depend on our ability to enter into contracts with third-party partners.
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
Related Party Expenses

Related party expenses consist of amounts due to ISMMS for expenses under our Transition Services Agreement, or TSA, with ISMMS which expired at the end of the first quarter of 2021, and other service agreements. Additional information can be found in the audited financial statements in Note 7, “Related Party Transactions” included within our Annual Report on Form 10-K for the year ended December 31, 2021, and our unaudited condensed consolidated financial statements in Note 7, “Related Party Transactions” included within this Quarterly Report.

We generally expect related party expenses to decrease as we establish our own internal and external resources to fulfill the administrative and other services we have historically procured from ISMMS.
Interest Income
Interest income consists of interest earned on money market funds.
Interest Expense
Interest expense consists of interest costs related to our finance leases and our long-term debt arrangements, including unused line fee and the amortization of deferred transaction costs related to the loan and security agreement entered into with Silicon Valley Bank to provide a $125 million revolving credit facility described elsewhere in this report. No amounts have been drawn under the revolving credit facility as of March 31, 2022.
Other Income
Other income consists of funding received under the CARES Act. We recognized $5.6 million of additional funding received under the CARES Act during the first quarter of 2021 and the amount is included in other income for the three months ended March 31, 2021.
Comparison of the three months ended March 31, 2022 and 2021
The following table sets forth our results of operations for the periods presented (in thousands):

	Three months ended March 31,
	2022	2021 (1)
	(in thousands)
Revenue
Diagnostic test revenue	$52,495	$62,760
Other revenue	1,446	1,441
Total revenue	53,941	64,201
Cost of services	48,316	68,524
Gross profit (loss)	5,625	(4,323)
Research and development	21,315	53,133
Selling and marketing	29,547	35,366
General and administrative	42,784	102,038
Related party expenses	1,284	1,797
Loss from operations	(89,305)	(196,657)

Other income (expense), net:
Change in fair market value of warrant and earn-out contingent liabilities	13,190	—
Interest income	27	21
Interest expense	(808)	(723)
Other income	—	5,584
Total other income (expense), net	12,409	4,882
Loss before income taxes	(76,896)	(191,775)
Income tax provision	—	—
Net loss and comprehensive loss	$(76,896)	$(191,775)
(1) As previously disclosed in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, certain adjustments were made to reclassify certain expenses between cost of services and operating expenses. The adjustments are reflected as disclosed.

Revenue

			Change
	Three months ended March 31,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Diagnostic test revenue	$52,495	$62,760	$(10,265)	(16)%
Other revenue	1,446	1,441	5	—%
Total revenue	$53,941	$64,201	$(10,260)	(16)%
Total revenue decreased by $10.3 million, or 16%, to $53.9 million for the three months ended March 31, 2022, from $64.2 million for the three months ended March 31, 2021.
Diagnostic test revenue decreased by $10.3 million, or 16%, to $52.5 million for the three months ended March 31, 2022, from $62.8 million for the three months ended March 31, 2021. The decrease was primarily attributable to a decrease in COVID-19 test volumes of 61%. Lower demand and the absence of new contracts during the three months ended March 31, 2022, a result of the decision to discontinue COVID-19 testing services at the end of the first quarter of 2022, were the key contributors for the decline in COVID-19 revenue. This was partially offset by oncology testing volumes, which increased by 159%. Women’s health testing volume, including carrier screening and NIPT testing, increased by 23%, which was partially offset by a lower average selling price.
Other revenue increased by a nominal amount for the three months ended March 31, 2022, from the three months ended March 31, 2021.
Cost of Services

			Change
	Three months ended March 31,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Cost of services	$48,316	$68,524	$(20,208)	(29)%
Cost of services decreased by $20.2 million, or 29%, to $48.3 million for the three months ended March 31, 2022, from $68.5 million for the three months ended March 31, 2021. The decrease was primarily driven by the following components: a $17.1 million decrease in stock-based compensation expense due to the higher expense recorded in the first quarter of 2021 as a result of the increased fair value of the awards and related expenses recorded in the first quarter of 2021 under liability accounting; a $1.8 million decrease in the inventory obsolescence write-off as a result of discontinuing COVID-19 testing; and a $1.3 million decrease in overall personnel-related expenses driven by reallocation of certain costs between departments during the fourth quarter of 2021 as a result of a change in estimate.
Research and Development

			Change
	Three months ended March 31,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Research and development	$21,315	$53,133	$(31,818)	(60)%
Research and development expense decreased by $31.8 million, or 60%, to $21.3 million for the three months ended March 31, 2022, from $53.1 million for the three months ended March 31, 2021. The decrease was primarily attributable to a $33.8 million decrease in stock-based compensation expense due to the higher expense recorded in the first quarter of 2021 as a result of the increased fair value of the awards and related expenses recorded in the first quarter of 2021 under liability accounting and a decrease in cost incurred for reagents and laboratory supplies and laboratory software of $1.6 million for research and development activities. These decreases were offset by a $2.6 million increase in other personnel-related expenses driven by headcount and a $0.6 million increase in depreciation expense.

Selling and Marketing

			Change
	Three months ended March 31,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Selling and marketing	$29,547	$35,366	$(5,819)	(16)%
Selling and marketing expense decreased by $5.8 million, or 16%, to $29.5 million for the three months ended March 31, 2022, from $35.4 million for the three months ended March 31, 2021. The decrease was primarily attributable to a $15.8 million decrease in stock-based compensation expense due to the higher expense recorded in the first quarter of 2021 as a result of the increased fair value of the awards and related expenses recorded in the first quarter of 2021 under liability accounting. This decrease was partially offset by a $5.9 million increase in other personnel-related expenses driven by an increase in headcount, a $1.3 million increase in consulting service expenses to support revenue cycle transformation initiatives and a $1.2 million increase in travel and business expenses due to the lifting of COVID-19 travel restrictions. Additionally, there was an increase of $0.6 million in other lab services for genetic counseling related to medical education, and an increase of $0.5 million in information technology-related expenses.
General and Administrative

			Change
	Three months ended March 31,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
General and administrative	$42,784	$102,038	$(59,254)	(58)%
General and administrative expense decreased by $59.2 million, or 58%, to $42.8 million for the three months ended March 31, 2022, from $102.0 million for the three months ended March 31, 2021. The decrease was primarily attributable to a $80.6 million decrease in stock-based compensation expense due to the higher expense recorded in the first quarter of 2021 as a result of the increased fair value of the awards and related expenses recorded in the first quarter of 2021 under liability accounting. This was partially offset by an increase in expenses of $6.5 million for professional services incurred in connection with the Acquisition that are not capitalized, an increase in personnel-related costs of $10.0 million driven by an increase in headcount, a $2.4 million increase in information technology related expenses due to increased cloud storage requirements, a $1.7 million increase in insurance expenses driven by the commencement of director’s insurance policy, and a $0.5 million increase due to reallocation of certain costs between departments during the fourth quarter of 2021 as a result of a change in estimate.
Related Party Expenses

			Change
	Three months ended March 31,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Related party expenses	$1,284	$1,797	$(513)	(29)%
Related party expenses decreased by $0.5 million, or 29%, to $1.3 million for the three months ended March 31, 2022, from $1.8 million for the three months ended March 31, 2021. The decrease was primarily attributable to the discontinued fees related to information technology support pursuant to the TSA with ISMMS as a result of the termination of the agreement after the first quarter of 2021 and a decrease in rent and facility expenses driven by a reduction of office and lab space leased from ISMMS pursuant to the TSA.

Interest Income

			Change
	Three months ended March 31,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Interest income	$27	$21	$6	29%
Interest income increased by a nominal amount for the three months ended March 31, 2022 from the three months ended March 31, 2021.
Interest Expense

			Change
	Three months ended March 31,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Interest expense	$(808)	$(723)	$(85)	12%
Interest expense increased by $0.1 million, or 12%, to $0.8 million for the three months ended March 31, 2022, from $0.7 million for the three months ended March 31, 2021. The increase was driven by the unused line fee and amortization of deferred transaction costs related to the loan and security agreement entered into with Silicon Valley Bank at the end of 2021.
Other Income

			Change
	Three months ended March 31,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Other income	$—	$5,584	$(5,584)	(100)%

Other income decreased by $5.6 million, to zero for the three months ended March 31, 2022, from $5.6 million for the three months ended March 31, 2021. This was attributable to the $5.6 million in funding that was received and recognized as other income under the CARES Act in the first quarter of 2021.
Reconciliation of Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
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
•the non-cash component of employee compensation expense; and
•the impact of earnings or charges resulting from matters we consider not to be reflective, on a recurring basis, of our ongoing operations.
Adjusted Gross Profit and Adjusted Gross Margin
Adjusted Gross Profit is a non-GAAP financial measure that we define as revenue less cost of services, excluding stock-based compensation expense and restructuring costs. We define Adjusted Gross Margin as our Adjusted Gross Profit divided by our revenue. We believe these non-GAAP financial measures are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
The following is a reconciliation of revenue to our Adjusted Gross Profit and Adjusted Gross Margin for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
	(in thousands)
Revenue	$53,941	$64,201
Cost of services	48,316	68,524
Gross Profit (Loss)	5,625	(4,323)
Gross Margin	10%	(7)%
Add:
Stock-based compensation expense	1,381	18,475
Restructuring costs (1)	106	—
Adjusted Gross Profit	$7,112	$14,152
Adjusted Gross Margin	13%	22%
__________________
(1)Represents costs incurred for restructuring activities, which include severance packages offered to impacted employees and third party consulting costs incurred in the first quarter of 2022.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for interest expense, net, depreciation and amortization, stock-based compensation expenses, transaction and acquisition costs, restructuring costs, change in fair market value of warrant and earn-out contingent liabilities and other income. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain factors that may vary from company to company for reasons unrelated to overall operating performance.
The following is a reconciliation of our net loss to Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
	(in thousands)
Net loss	$(76,896)	$(191,775)
Interest expense, net (1)	781	702
Depreciation and amortization	5,803	4,902
Stock-based compensation expense	17,559	164,962
Transaction and acquisition costs (2)	4,337	1,954
Restructuring costs (3)	2,729	—
Change in fair market value of warrant and earn-out contingent liabilities (4)	(13,190)	—
Other income (5)	—	(5,584)
Adjusted EBITDA	$(58,877)	$(24,839)
__________________
(1)Represents the total of interest expense related to our finance leases and interest-bearing loans and interest income on money market funds. This also includes the unused line fee and amortization of deferred transaction costs related to the loan and security agreement entered into with Silicon Valley Bank.
(2)Represents professional service costs incurred in connection with pursuing the business combination transaction that did not meet the requirement for capitalization in 2021. For the first quarter of 2022, this represents professional service costs incurred in connection with the Acquisition transaction, which include due diligence and legal costs.
(3)Represents costs incurred for restructuring activities, which include severance packages offered to impacted employees and third party consulting costs incurred in the first quarter of 2022.
(4)Represents the change in fair market value of the liabilities associated with our public warrants and private placement warrants and the earn-out shares issuable under the terms of the merger agreement related to our business combination with CMLS.
(5)For the three months ended March 31, 2021, primarily consists of funding received under the CARES Act Provider Relief Fund.
Liquidity and Capital Resources
On July 22, 2021, we completed the business combination with CMLS, consummated the related private placement financing, and received net cash proceeds of $510 million. Management determined that the cash proceeds received from the business combination provides us with sufficient liquidity to meet our obligations for at least twelve months from the date of this Quarterly Report.
On November 15, 2021, we entered into a loan and security agreement, or the SVB Agreement, with Silicon Valley Bank, or SVB, whereby SVB agreed to provide a $125 million revolving credit facility with a maturity date of November 15, 2024. No amounts were drawn as of December 31, 2021. Advances under the SVB Agreement will bear interest at a floating rate per annum equal to the greater of (1) 4.00% and (2) the prime rate plus an applicable margin.
Additionally, upon the closing of the Acquisition of GeneDx on April 29, 2022, we received gross proceeds of $200 million from the issuance of 50 million shares of our Class A common stock pursuant to the Acquisition PIPE Investment. The gross proceeds were partially used to pay for the cash consideration of the Acquisition and transaction costs incurred in connection with the Acquisition.

Accordingly, the condensed consolidated financial statements included in this Quarterly Report have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Nevertheless, we may also seek additional funding in the future through the sale of common or preferred equity or convertible debt securities, the entry into other credit facilities or another form of third-party funding or by seeking other debt financing.
Material Cash Requirements for Known Contractual Obligations and Commitments
The following is a description of commitments for known and reasonably likely cash requirements as of March 31, 2022 and December 31, 2021. We anticipate fulfilling such commitments with our existing cash and cash equivalents, which amounted to $315.0 million and $400.6 million as of March 31, 2022 and December 31, 2021, respectively, or through additional capital raised to finance our operations; see "Liquidity and Capital Resources".

Our future minimum payments under non-cancellable operating lease agreements were $74.3 million as of March 31, 2022 and $68.3 million as of December 31, 2021. The timing of these future payments, by year, can be found in our audited financial statements in Note 9, “Commitments and Contingencies” included within our Annual Report on Form 10-K for the year ended December 31, 2021, and our unaudited condensed consolidated financial statements in Note 9, “Leases,” included within this Quarterly Report, respectively.
Our future payments under finance leases were $64.5 million as of March 31, 2022. The timing of these future payments, by year, can be found in our audited financial statements in Note 9, “Commitments and Contingencies” included within our Annual Report on Form 10-K for the year ended December 31, 2021, and our unaudited condensed consolidated financial statements in Note 9, “Leases,” included within this Quarterly Report, respectively.
Cash Flows

	Three months ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(81,494)	$(42,208)
Net cash used in investing activities	(3,913)	(4,994)
Net cash used in financing activities	(160)	(2,278)
Operating Activities
Net cash used in operating activities during the three months ended March 31, 2022 was $81.5 million, which was primarily attributable to a net loss of $76.9 million and a change in fair value of the warrant and earn-out liabilities of $13.2 million, partially offset by non-cash depreciation and amortization of $5.8 million and non-cash stock-based compensation expense of $17.6 million. The net change in our operating assets and liabilities primarily reflected a $11.1 million increase in accounts receivable primarily from institutional payors, a $2.9 million increase in inventories driven by an increase in reagents, a $1.6 million increase in prepaid expenses and other current assets mainly driven by new insurance policy premiums purchased during the current period, a $3.9 million increase in accounts payable and accrued expenses due to the timing of vendor payments, and a $6.6 million decrease in other current liabilities mainly driven by the decrease in employee payroll and compensation related accruals.
Net cash used in operating activities during the three months ended March 31, 2021 was $42.2 million, which was primarily attributable to a net loss of $191.8 million and a net change in our operating assets and liabilities of $22.3 million, partially offset by non-cash depreciation and amortization of $4.9 million and non-cash stock-based compensation expense of $165.0 million. The net change in our operating assets and liabilities primarily reflected an $9.8 million increase in inventories driven by a higher volume of purchases to support increasing testing volumes, a $6.3 million increase in prepaid expenses and other current assets mainly driven by professional services costs directly related to our business combination with CMLS, a $4.0 million increase in accounts payable and accrued expenses due to the timing of vendor payments, and a $9.1 million decrease in other current liabilities mainly driven by a decline in our bonus accrual following bonus payments in March 2021.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2022 was $3.9 million, which was attributable to $1.4 million in purchases of property and equipment and $2.5 million of costs related to development of internal-use software assets.
Net cash used in investing activities during the three months ended March 31, 2021 was $5.0 million, which was attributable to $2.1 million in purchases of property and equipment and $2.9 million of costs related to development of internal-use software assets.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2022 was $0.2 million, which was attributable to $0.9 million of finance lease principal payments which was offset by proceeds of $0.7 million from the exercise of stock options.

Net cash used in financing activities during the three months ended March 31, 2021 was $2.3 million, which was attributable to $1.3 million in payments for deferred transaction costs related to our business combination with CMLS, $1.0 million in principal payments on our finance lease obligations and $0.4 million in principal payments on our long-term debt obligations existed during the period, offset by $0.4 million cash received from stock option exercise.
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
Except as described in Note 2, “Summary of Significant Accounting Policies–Recent Accounting Pronouncement Issued but Not Yet Adopted,” to our unaudited condensed consolidated financial statements included in this Quarterly Report, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our audited consolidated financial statements and notes thereto included within our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Recent Accounting Pronouncements
Additional information on recent accounting pronouncements can be found in the audited financial statements in Note 2, “Summary of Significant Accounting Policies” included within our Annual Report on Form 10-K for the year ended December 31, 2021, and our unaudited condensed consolidated financial statements in Note 2, “Summary of Significant Accounting Policies” included within this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, and restricted cash consists of bank deposits and money market funds, which totaled $315.9 million at March 31, 2022 and $401.5 million as of December 31, 2021. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and restricted cash.
Our loan and financing obligation are recorded at amortized cost and include variable interest rate term. Therefore, change in interest rates can impact our interest payments we are obligated to pay. Additional information on our long-term debt can be found in Sema4’s audited financial statements in Note 8, “Long-Term Debt” and Sema4’s unaudited condensed consolidated financial statements in Note 8, “Long-Term Debt.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 because of the material weaknesses in internal control over financial reporting as of December 31, 2021 that we previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2021 and had not been fully remediated as of March 31, 2022.

Notwithstanding the identified material weaknesses in internal control over financial reporting, our management has concluded that our condensed consolidated financial statements included in the Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As described in more detail in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2021, the material weaknesses identified related to the fact that we did not design and maintain accounting policies, procedures and controls to ensure complete, accurate and timely financial reporting in accordance with U.S. GAAP.

Remediation Plan

Our management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weaknesses, and these remediation activities are continuing in 2022. In addition to the remediation actions undertaken during 2021 and described in more detail in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2021, we expect to engage in additional activities, including, but not limited to:

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. We are continuing to take steps to remediate the material weaknesses in our internal control over financial reporting, as discussed above.

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
Item 1A. Risk Factors
You should carefully review and consider the following risk factors and the other information contained in this Quarterly Report on Form 10-Q before deciding whether to invest in our Class A common stock. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, net revenue and future prospects. In such event, the trading price of our Class A common stock could decline, and you could lose all or part of your investment. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.
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
•As a result of the Acquisition, OPKO became a substantial holder of shares of our Class A common stock and sales by OPKO into the market in the future could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.
•Our ability to be successful following the Acquisition is dependent upon the efforts of our key personnel, including the key personnel of GeneDx. The loss of key personnel could negatively impact our operations and profitability our financial condition could suffer as a result.
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

The ongoing COVID-19 pandemic, together with related precautionary measures in response to the initial outbreak and resurgences, materially disrupted our business during certain periods in 2020 and 2021 and may continue to disrupt our business for an unknown period of time. Since the initial outbreak, we experienced a significant impact to our 2020 and 2021 operating results, including our order volumes, revenues, margins, and cash utilization, among other measures and may experience further impacts in future periods depending on the evolution of the COVID-19 pandemic.

Throughout 2020 and 2021, both we and our partners also undertook a number of precautionary measures in response to the virus, including requiring employees to work remotely, restricting travel and limiting interactions in person, and we expect to adjust our precautionary measures at our various locations based on local recovery levels, vaccination rates and applicable governmental regulations. Our business could be negatively affected in the future if it takes excessive, ineffective or inadequate precautions.
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
Additionally, the economic consequences of the COVID-19 pandemic have, and may continue to, adversely impacted financial markets, resulting in high share price volatility, reduced market liquidity, and substantial declines in the market prices of the securities of many publicly traded companies. Volatile or declining markets for equities could adversely affect our ability to raise capital in the future when needed through the sale of shares of Class A common stock or other equity or equity-linked securities. If these market conditions persist when and if we need to raise capital, and if we are able to sell shares of our Class A common stock under then prevailing market conditions, we might have to accept lower prices for our shares and issue a larger number of shares than might have been the case under better market conditions, resulting in significant dilution of the interests of our stockholders.
Due to the high degree of uncertainty regarding the implementation and impact of the CARES Act and other legislation related to COVID-19, there can be no assurance that we will be able to comply with the applicable terms and conditions of the CARES Act and retain such assistance.
On March 27, 2020, the CARES Act was signed into law, aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. The CARES Act and similar legislation intended to provide assistance related to the COVID-19 pandemic also authorized $175.0 billion in funding to be distributed by the U.S. Department of Health and Human Services (the “HHS”), to eligible health care providers. This funding, known as the Provider Relief Fund, is designated to fund eligible healthcare providers’ healthcare-related expenses or lost revenues attributable to COVID-19. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law, which adds $3.0 billion to the Provider Relief Fund. Payments from the Provider Relief Fund are subject to certain eligibility criteria, as well as reporting and auditing requirements, but do not need to be repaid to the U.S. government if recipients comply with the applicable terms and conditions.
In 2020, we received $5.4 million as part of the stimulus, comprised of $2.6 million received under the PRF and $2.8 million received under the ERC. In 2021, we received an additional $5.6 million under the PRF distribution. Funds provided under the PRF distributions to healthcare providers are not loans and will not be required to be repaid; however, as a condition to receiving these payments, providers must agree to certain terms and conditions and submit sufficient documentation demonstrating that the funds are being used for healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic. Funds provided under the ERC distributions are refundable tax credits for 50% of qualified wages paid to employees during the pandemic. A company is eligible for the ERC if it has not received a Paycheck Protection Program loan under the Cares Act and (1) its operations have been fully or partially suspended because of COVID-19 or (2) its gross receipts in a calendar quarter in 2020 declined by more than 50% from the same period in 2019. At the time of applying for the ERC, we concluded that the eligibility requirements were met. However, subsequent to the filing of the application, our revenue was revised due to a change in estimate as a result of finalizing our accounting records, which impacted the applicable periods and calculations for determining eligibility, and may no longer meet the eligibility requirements. As such, we have deferred the recognition of the funds received under the ERC distribution and recorded the proceeds in other liabilities on the balance sheets as of March 31, 2022 and December 31, 2021.
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
Since each payer makes its own decision as to whether to establish a policy or enter into a contract to cover our tests, as well as the amount it will reimburse for a test, seeking these approvals is a time-consuming and costly process. In addition, the determination by a payer to cover and the amount it will reimburse for our tests will likely be made on an indication-by-indication basis and may consider our billing practices and reimbursements from other payors and from our patient billing programs. To date, we have obtained policy-level reimbursement approval or contractual reimbursement for some indications for our tests from most of the large commercial third-party payors in the United States, and the Centers for Medicare & Medicaid Services (“CMS”) provides reimbursement for our multi-gene tests for hereditary breast and ovarian cancer-related disorders as well as other tests. We believe that establishing adequate reimbursement from Medicare is an important factor in gaining adoption from healthcare providers. Our claims for reimbursement from third-party payors may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive and may not result in payment. In cases where there is not a contracted rate for reimbursement, there is typically a greater coinsurance or copayment requirement from the patient, which may result in further delay or decreased likelihood of collection.

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
We have limited experience with the development or commercialization of clinical or research products in connection with the databases we manage and to which we have access, including our Centrellis and Traversa platforms. Our partners’ usage of an advanced machine learning engine for therapeutic decision-making are at an early stage of development and usage under current and proposed collaborations, and we are continuing to develop new processes that may support the development of new therapeutics applications such as the delivery of personalized clinically actionable insights into clinical reports, clinical trial matching, real-world evidence trials, and clinical decision support, via an advanced programmable interface layer. Although our partners have invested significant financial resources to develop and utilize new technologies to support preclinical studies and other early research and development activities, and provide general and administrative support for these operations, our future success is dependent on our current and future partners’ ability to successfully derive actionable insights from the database and our platform, and our partners’ ability, where applicable, to obtain regulatory approval for new therapeutic solutions based off existing models or to obtain regulatory approval and marketing for, and to successfully commercialize, new therapeutics. The use of our platform and the databases it manages and to which it has access for these purposes will require additional regulatory investments for Centrellis, such as “good practice” quality guidelines and regulations (“GxP”), and data quality and integrity controls.
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
We are subject to Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance and inspections. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payors, for our tests. We have current CLIA, CAP, and other certifications to conduct our tests at our laboratories in Connecticut. To renew these certifications, we are subject to survey and inspection on a regular basis and at the request of the certifying bodies. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories.
We would also be required to maintain in-state licenses if we were to conduct testing in other states. Several states require the licensure of out-of-state laboratories that accept specimens from certain states.
In addition to having laboratory licenses in New York, our clinical reference laboratories are approved on test-specific bases for the tests they run as laboratory-developed tests (“LDTs”), by the New York State Department of Health (“NYDOH”). Other states may adopt similar licensure requirements in the future, which may require us to modify, delay or stop our operations in such jurisdictions. We may also be subject to regulation in foreign jurisdictions as we seek to expand international utilization of our tests or such jurisdictions adopt new licensure requirements, which may require review of our tests in order to offer them or may have other limitations such as restrictions on the transport of samples necessary for us to perform our tests that may limit our ability to make our tests available outside of the United States. Complying with licensure requirements in new jurisdictions may be expensive, time-consuming, and subject us to significant and unanticipated delays.
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
The College of American Pathologists (“CAP”), maintains a clinical laboratory accreditation program. CAP asserts that its program is “designed to go well beyond regulatory compliance” and helps laboratories achieve the highest standards of excellence to positively impact patient care. While not required to operate a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. We have CAP accreditations for our laboratories. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our tests and the results of our operations.

Additional Risks Related to GeneDx’s Business and Operations
GeneDx needs to scale its infrastructure in advance of demand for its tests, and its failure to generate sufficient demand for its tests would have a negative impact on its business and its ability to attain profitability.
GeneDx’s success depends in large part on its ability to extend its market position, to provide customers with high-quality test reports quickly and at a lower price than its competitors, and to achieve sufficient test volume to realize economies of scale. GeneDx’s overall test volumes grew from approximately 134 thousand to 169 thousand tests processed during the years ended December 31, 2020 and 2021. In addition, GeneDx regularly evaluates and refines its testing process, often significantly updating its workflows, including with respect to exome sequencing and whole genome sequencing. In order to execute GeneDx’s business model, it intends to continue to invest heavily in order to significantly scale its infrastructure, including GeneDx’s testing capacity, particularly, with respect to exome sequencing and whole genome sequencing to supplement its panel testing capabilities, and information systems, expand its commercial operations, customer service, billing and systems processes and enhance its internal quality assurance program. GeneDx expects that much of this growth will be in advance of demand for its tests. GeneDx’s and Sema4’s current and future expense levels are to a large extent fixed and are largely based on investment plans and estimates of future revenue. Because the timing and amount of revenue from GeneDx’s tests is difficult to forecast, when revenue does not meet expectations, GeneDx may not be able to adjust its spending promptly or reduce spending to levels commensurate with its revenue. Even if GeneDx successfully scales its infrastructure and operations, there can be no assurance that tests will increase at levels consistent with the growth of GeneDx’s infrastructure. If GeneDx fails to generate demand commensurate with this growth or if it fails to scale its infrastructure sufficiently in advance of demand to successfully meet such demand, its business, prospects, financial condition and results of operations could be adversely affected.

If GeneDx is not able to continue to generate substantial demand of its tests, its commercial success will be negatively affected.
GeneDx’s business model assumes that it will be able to generate significant test volume, particularly with respect to exome sequencing and whole genome sequencing in addition to its panel testing offerings, and it may not succeed in continuing to drive adoption of its tests to achieve sufficient volumes. Inasmuch as detailed genetic data from exome and whole genome sequencing has only recently become available at relatively affordable prices, the continued pace and degree of clinical acceptance of the utility of such testing is uncertain. Specifically, it is uncertain how much genetic data will be accepted as necessary or useful, as well as how detailed that data should be, particularly since medical practitioners may have become accustomed to genetic testing that is specific to one or a few genes and may not embrace the utility of exome sequencing and whole genome sequencing. Given the substantial amount of additional information available from a broad-based testing panel such as GeneDx’s, there may be distrust as to the reliability of such information when compared with more limited and focused genetic tests. To generate further demand for GeneDx’s tests, GeneDx will need to continue to make clinicians aware of the benefits of its tests, including the price, the breadth of its testing options, and the benefits of having additional genetic data available from which to make treatment decisions. A lack of or delay in clinical acceptance of GeneDx’s exome sequencing and whole genome sequencing testing, or its legacy broad-based panels testing, would negatively impact sales and market acceptance of GeneDx’s tests and limit its revenue growth and potential profitability. Genetic testing is expensive and many potential customers may be sensitive to pricing. In addition, potential customers may not adopt GeneDx’s tests if adequate reimbursement is not available, or if GeneDx is not able to maintain low prices relative to its competitors.
If GeneDx is not able to generate demand for its tests at sufficient volume, or if it takes significantly more time to generate this demand than GeneDx anticipates, GeneDx’s business, prospects, financial condition and results of operations could be materially harmed.
GeneDx has devoted a portion of its resources to the development and commercialization of exome sequencing and whole genome sequencing, and to research and development activities related to such sequencing and the analysis thereof, including clinical and regulatory initiatives to obtain diagnostic clearance and marketing approval. The demand for these regulated products is relatively unproven, and GeneDx may not be successful in achieving market awareness and demand for these products through its and, following completion of the Acquisition, Sema4’s sales and marketing operations.

If GeneDx’s laboratories become inoperable due to disasters, health epidemics or for any other reasons, it will be unable to perform tests and its business will be harmed.
GeneDx performs all of its tests at its production facilities in Gaithersburg, Maryland. GeneDx’s laboratories and the equipment it uses to perform its tests would be costly to replace and could require substantial lead time to replace and qualify for use. GeneDx’s laboratories may be harmed or rendered inoperable by natural or man-made disasters, including flooding, fire and power outages, or by health epidemics, which may render it difficult or impossible for GeneDx to perform its tests for some period of time. The inability to perform GeneDx’s tests or the backlog that could develop if its laboratories are inoperable for even a short period of time may result in the loss of customers or harm its reputation. Although GeneDx maintains insurance for damage to its property and the disruption of its business, this insurance may not be sufficient to cover all potential losses and may not continue to be available to GeneDx on acceptable terms, if at all.
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

Our success depends in large part upon the skills, experience and performance of members of our executive management team and others in key leadership positions. The efforts of these persons will be critical to us as we continue to develop our technologies and test processes and focus on scaling our business. If we were to lose one or more key executives, including our Chief Executive Officer, Katherine Stueland, and our founder, President and Chief Research & Development Officer, Dr. Eric Schadt, we may experience difficulties in competing effectively, developing our tests and technologies and implementing our business strategy. Only certain of our executives have employment contracts, and the majority of our employees are at-will, which means that either we or any employee may terminate their employment at any time or in the notice period set forth in an executive’s contract. In particular, in connection with the closing of the Acquisition, Dr. Schadt ceased serving as our Chief Executive Officer and we have not yet entered into a new employment agreement with Dr. Schadt. We also do not carry key person insurance for any of our executives or employees. In addition, we do not have long-term retention agreements in place with our executive officers. Furthermore, we compete against other leading companies in the diagnostics, health information, and data sciences markets for top talent. If such competitors offer better compensation or opportunities, there is no guarantee that we would be able to retain our key executives.
Our founder, President and Chief Research & Development Officer, Eric Schadt, and certain other of our employees have performed, and will continue to perform, duties for or on behalf of Mount Sinai.
Our founder, President and Chief Research & Development Officer, Eric Schadt, and certain of our other employees continue to perform duties for or on behalf of the Mount Sinai Health System, which refer to together with its related entities as Mount Sinai. In the case of Dr. Schadt, in addition to serving as our president and Chief Research & Development Officer and as a director, Dr. Schadt also serves as the Dean for Precision Medicine and a professor at Icahn School of Medicine at Mount Sinai (“ISMMS”). We expect Dr. Schadt to continue to devote a substantial amount of time to the research and development responsibilities for our company while maintaining certain duties for Mount Sinai. Though we do not expect Dr. Schadt’s role as our President and Chief Research & Development Officer and a director to conflict with his roles at Mount Sinai, there can be no guarantee that such conflicts will not occur in the future.
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
•boycotts, curtailment of trade and other business restrictions; and

•regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the Foreign Corrupt Practices Act of 1977 (“FCPA”), its books and records provisions, or its anti-bribery provisions or laws similar to the FCPA in other jurisdictions in which we may in the future operate, such as the United Kingdom’s Bribery Act of 2010 and anti-bribery requirements of member states in the European Union (“EU”).
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
Our success depends on the market’s confidence that we can provide data-driven research and diagnostic products and services that improve clinical outcomes, lower healthcare costs and enable better product development by Biopharma companies. Failure of our products and services, or those jointly developed with our collaborators, to perform as expected or to be updated to meet market demands could significantly impair our operating results and our reputation. We believe patients, health systems, clinicians, academic institutions and Biopharma companies are likely to be particularly sensitive to defects, errors, inaccuracies and delays with our products and services. Furthermore, inadequate performance of these products or services may result in lower confidence in our Centrellis platform in general.
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
We have relatively limited experience developing and commercializing products and services outside of the fields of women’s health and oncology diagnostics, and we may not be successful in our current or future efforts to do so. We also have limited experience forecasting our future financial performance from our new products and services, and our actual results may fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our Class A common stock and warrants to decline. We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests and result in increased costs and the diversion of management's attention and resources from other business matters, such as from our current product and service offerings, which currently represent the significant majority of our current revenues. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or commercially, or may not meet our desired target product profile, be offered at acceptable cost and with the sensitivity, specificity and other test performance metrics necessary to address the relevant clinical need or commercial opportunity; our test performance in commercial experience may be inconsistent with our validation or other clinical data; we may not be successful in achieving market awareness and demand, whether through our own sales and marketing operations or through collaborative arrangements; healthcare providers may not order or use, or third-party payors may not reimburse for, any tests that we may enhance or develop; or we may otherwise have to abandon a test or service in which we have invested substantial resources. For example, we are subject to the risk that the biological characteristics of the genetic mutations we seek to target, and upon which our technologies rely, are uncertain and difficult to predict. We may also experience unforeseen difficulties when implementing updates to our processes.
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
In addition, development of the data necessary to obtain regulatory clearance and approval of tests is time-consuming and carries with it the risk of not yielding the desired results. The performance achieved in published studies may not be repeated in later studies that may be required to obtain premarket clearance or approval from the U.S. Food and Drug Administration (“FDA”). Limited results from earlier-stage verification studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over longer periods of time. Unfavorable results from ongoing preclinical and clinical studies may delay, limit or prevent regulatory approvals or clearances or commercialization of our product candidates, or could result in delays, modifications or abandonment of ongoing analytical or future clinical studies, or abandonment of a product development program, any of which could have a material adverse effect on our business, operating results or financial condition.
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

Part of our business strategy is to develop relationships with health systems, biopharma companies, and other partners to utilize our products and to provide access to data. Developing and commercializing products with third parties reduces our control over such development and commercialization efforts and subjects us to the various risks inherent in a joint effort with a third party, such as delays, operational issues, technical difficulties and other contingencies outside of our influence or control. The financial condition of these third parties could weaken, or they could terminate their relationship with us and/or stop sharing data or other information; reduce their marketing efforts relating to our products; develop and commercialize, or otherwise utilize competing products in addition to or in lieu of our tests; merge with or be acquired by a competitor of us or a company that chooses to de-prioritize the efforts to utilize our products or provide us with adequate data; or otherwise breach their agreements with us. Further, we must expend resources to operationalize our existing collaborations with our health system partners, which requires substantial effort in areas such as integrations for testing workflow, EMR, consents, marketing, and billing. To the extent, we are not successful at operationalizing existing collaborations with health partners, we may not be able to further improve or pursue new agreements with additional partners. Furthermore, our partners may misappropriate our trade secrets or use our proprietary information in such a way as to expose us to litigation and potential liability; and our compliance risk may increase to the extent that we are responsible for our partners' activities. Disagreements or disputes with our health systems and other partners, including disagreements over customers, proprietary or other rights or our or their compliance with financial or other contractual obligations, might cause delays or impair the development or commercialization of our products, services, and technologies, lead to additional responsibilities for us with respect to new products, services and technologies, or result in litigation or arbitration, any of which would divert management attention and resources and be time-consuming and expensive. As is typical for companies in our industry, it is continually evaluating and pursuing various strategic or commercial relationships, some of which may involve the sale and issuance of our Class A common stock, which could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our Class A common stock and warrants to decline.
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
We may never become profitable.
Sema4 has incurred losses since Sema4 was formed and we expect to continue to generate significant operating losses for the foreseeable future. As of March 31, 2022 and December 31, 2021, we have an accumulated deficit of approximately $652.3 million and $575.4 million, respectively. We expect to continue investing significantly toward development and commercialization of our health information technology and other products and services. If our revenue does not grow significantly, we will not be profitable. We cannot be certain that the revenue from the sale of any products or services based on our technologies will be sufficient to make us profitable.
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
Sema4 has incurred net losses and negative cash flows from operations since its inception, including net losses of $245.4 million, $241.3 million and $29.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The net loss was $76.9 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $652.3 million. We expect to continue to generate significant operating losses for the foreseeable future, and we may therefore also seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing.

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
The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any preferred equity securities issued also could provide for rights, preferences or privileges senior to those of holders of our Class A common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our Class A common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products and services or grant licenses on terms that are not favorable to us.
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

In the course of preparing Legacy Sema4’s financial statements for 2020, 2019 and 2018, we identified material weaknesses in our internal control over financial reporting as of December 31, 2020, which could, if not remediated, result in material misstatements in our financial statements. These material weaknesses had not been fully remediated as of March 31, 2022. In addition, during 2021, management identified a misclassification related to certain costs included within cost of services for the years ended December 31, 2021, 2020 and 2019. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified related to the fact that we did not design and maintain accounting policies, procedures and controls to ensure complete, accurate and timely financial reporting in accordance with U.S. GAAP. Specifically, the material weaknesses identified included the following:
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
Our management is in the process of implementing a remediation plan that is expected to include policies and procedures to support internal control over financial reporting for a public company as well as supplementing the accounting and finance function with robust technical accounting and financial reporting experience and training. However, we cannot guarantee that the steps we have taken or may subsequently take have been or will be sufficient to remediate the material weaknesses or ensure that our internal controls are effective. For a discussion of our remediation plan and actions, see “Item 4. Controls and Procedures.” However, as noted above, as of March 31, 2022, the material weaknesses have not yet been fully remediated.

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
Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code“), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”), and other pre-change tax attributes (such as research tax credits) to offset its future taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in its ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Our existing NOLs and tax credit carryovers may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with completed acquisitions, including the business combination with CMLS or the Acquisition, or future transactions in our stock, our ability to utilize NOLs and tax credit carryovers could be further limited by Section 382 of the Internal Revenue Code. As a result, if we earn future taxable income, our ability to use our pre-change net operating loss and tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, the Tax Cuts and Jobs Act limits the deduction for NOLs to 80% of current year taxable income and eliminates NOL carrybacks. Further, there may also be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state liability.
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
In addition, ISMMS is one of our significant stockholders. ISMMS may choose to dispose of some or all of the shares of our Class A common stock held by it. Any disposal of shares of Class A common stock by ISMMS, or the perception that these sales could occur, could cause the market price of our stock or warrants to decline.
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
Risks Related to Acquisitions

As a result of the Acquisition, OPKO became a substantial holder of shares of our Class A common stock and sales by OPKO into the market in the future could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.
As a result of the Acquisition, OPKO became the owner of 80 million shares of Class A common stock as of the Closing Date. OPKO is subject to transfer restrictions and requirements to dispose of its shares in marketed sales processes under the shareholder agreements that were entered into in connection with the Acquisition, but those restrictions and requirements are finite and subject to exceptions.
If the shares held by OPKO or the other holders party such shareholder agreements are sold, or if it is perceived that they will be sold in the public market, the trading price of our Class A common stock could decline.

Our ability to be successful following the Acquisition is dependent upon the efforts of our key personnel, including the key personnel of GeneDx. The loss of key personnel could negatively impact our operations and profitability our financial condition could suffer as a result.
Our ability to be successful following the Acquisition is dependent upon the efforts of our key personnel, including the key personnel of GeneDx (who became our employees as of the closing of the Acquisition (the “Closing”)). Although our key personnel are expected to continue remain with the Company in their current roles, it is possible that we will lose some key personnel, the loss of which could negatively impact the operations and profitability of our business.
GeneDx’s success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. Departure by certain of GeneDx’s officers could have a material adverse effect on GeneDx’s business, financial condition, or operating results. The services of such personnel may not continue to be available to us.

We have incurred and will continue to incur significant transaction and transition costs in connection with the Acquisition.
We have incurred significant, non-recurring costs in connection with consummating the Acquisition. Furthermore, we expect to incur additional significant, non-recurring costs in connection with the integration of the businesses of our company and GeneDx. We may also incur additional costs to retain key employees.

The anticipated benefits of the Acquisition may not be realized fully or at all or may take longer to realize than expected.
The Acquisition involves the integration of two companies that have previously operated independently. Prior to the announcement, we and GeneDx did not conduct any integration planning for the two companies, and our ability to do so prior to consummation of the Acquisition was limited by applicable law. Following the Closing, we are devoting significant management attention and resources to integrating the two businesses. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if we are able to integrate the two companies’ business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we expected from this integration or that these benefits will be achieved within the anticipated time frame.

If the Acquisition’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.
If the benefits of the Acquisition do not meet the expectations of investors or securities analysts, the market price of our securities may decline. For additional factors that may affect the trading price of our securities see “—Risks Related to Being a Public Company—If we do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.”

We have been the target of transaction related lawsuits as result of the Acquisition, which could result in substantial costs, and we have also assumed GeneDx’s risks arising from various legal proceedings.
In connection with the Acquisition, two lawsuits were filed in federal courts against us and our directors. The complaints assert claims under Section 14(a) and Section 20(a) of the Exchange Act, and Rule 14a-19 promulgated thereunder, generally allege that the proxy statement we mailed to our stockholders in connection with the approval of certain matters related to the Acquisition misrepresented and/or omitted certain purportedly material information, and seek a variety of equitable and injunctive relief. In addition, five purported stockholders of our company have sent us demand letters making similar allegations about the proxy statement and demanding we provide supplemental disclosures. Although we believe that these allegations, claims and demands are without merit, we cannot predict the outcome of these legal proceedings, or whether additional stockholders will file lawsuits.
In addition, as of the Closing, we assumed GeneDx’s risks arising from legal proceedings. Furthermore, following the Closing of the Acquisition, the strategies or motivations of a party or parties with respect to actual or potential litigation against us may change. We cannot predict with certainty the eventual outcome of GeneDx’s pending or future legal proceedings and the ultimate outcome of such matters could be material to our results of operations, cash flows and financial condition.
Finally, the Acquisition may result in post-transaction disputes with OPKO or the other counterparties to the Merger Agreement and the related agreements regarding a number of matters, including any post-closing adjustments to the Cash Consideration, the occurrence or non-occurrence of any Milestone Event (as defined in the Merger Agreement for the Acquisition) or payment of any Milestone Payment (as defined in the Merger Agreement) or any liabilities for which we or OPKO believes it was indemnified under the Merger Agreement.

We may seek to grow our business through additional acquisitions of complementary products or technologies, and the failure to manage these acquisitions, or the failure to integrate them with our existing business, could have a material adverse effect on our business, financial condition and operating results.
From time to time, we may consider additional opportunities to acquire other products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. Potential acquisitions involve numerous risks, including:
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
We currently offer a laboratory-develop test (“LDT”), version of certain tests. The FDA has a policy of enforcement discretion with respect to LDTs, whereby the FDA does not actively enforce its medical device regulatory requirements for such tests. However, in October 2014, the FDA issued two draft guidance documents stating that the FDA intended to modify its policy of enforcement discretion with respect to LDTs in a risk-based manner consistent with the existing classification of medical devices. Although the FDA halted finalization of the guidance in November 2016 to allow for further public discussion on an appropriate oversight approach to LDTs and to give Congressional authorizing committees the opportunity to develop a legislative solution, it is unclear if Congress or the FDA will modify the current approach to the regulation of LDTs in a way that would subject our current or future services marketed as LDTs to the enforcement of FDA regulatory requirements. The FDA Commissioner and the Director of the Center for Devices and Radiological Health (“CDRH”), have expressed significant concerns regarding disparities between some LDTs and in vitro diagnostics that have been reviewed, cleared, authorized or approved by the FDA. If the FDA were to determine that certain tests offered by us as LDTs are not within the policy for LDTs for any reason, including new rules, policies or guidance, or due to changes in statute, our tests may become subject to extensive FDA requirements or our business may otherwise be adversely affected. If the FDA were to disagree with our LDT status or modify our approach to regulating LDTs, we could experience reduced revenue or increased costs, which could adversely affect our business, prospects, results of operations and financial condition. If required, the regulatory marketing authorization process required to bring our current or future LDTs into compliance may involve, among other things, successfully completing additional clinical validations and submitting to and obtaining clearance from the FDA for a premarket clearance (510(k)) submission or authorization for a de novo or approval of a PMA. Furthermore, pending legislative proposals, if passed, such as the VALID Act, could create new or different regulatory and compliance burdens on us and could have a negative effect on our ability to keep products on the market or develop new products, which could have a material effect on our business. In the event that the FDA requires marketing authorization of our LDTs in the future, the FDA may not ultimately grant any clearance, authorization or approval requested by us in a timely manner, or at all. In addition, if the FDA inspects our laboratory in relation to the marketing of any FDA-authorized test, any enforcement action the FDA takes might not be limited to the FDA-authorized test carried by us and could encompass our other testing services.
Recently, the FDA has also taken a more active role in certain diagnostic areas, including the oversight of pharmacogenetic (“PGx”), and COVID-19 tests. In 2019, the FDA contacted several laboratories to demand changes to PGx test reports and marketing materials. In February 2020, the FDA issued a statement indicating that it continues to have concerns about the claims that certain clinical laboratories make with respect to their PGx tests, and published tables that list PGx associations for which the FDA has determined that the data support therapeutic management recommendations, a potential impact on safety or response, or a potential impact on pharmacokinetic properties only, respectively. To date, however, the FDA has not provided any general guidance on the types of claims or other characteristics that will cause a PGx test to fall outside FDA’s enforcement discretion. As such, the extent to which the FDA will allow any laboratory to offer PGx tests in their current form without meeting FDA regulatory requirements for medical devices is unclear at this time.
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

•insurance;
•anti-markup legislation;
•fraud and abuse; and
•consumer protection.
We are also required to comply with FDA regulations, including with respect to our labeling and promotion activities. In addition, advertising and marketing of our clinical products are subject to regulation by the Federal Trade Commission (“FTC”), and advertising of laboratory services is regulated by certain state laws. Violation of any FDA requirement could result in enforcement actions, such as seizures, injunctions, civil penalties and criminal prosecutions, and violation of any FTC or state law requirement could result in injunctions and other remedies, all of which could have a material adverse effect on our business. Most states also have similar regulatory and enforcement authority for devices. Additionally, most foreign countries have authorities comparable to the FDA and processes for obtaining marketing approvals. Obtaining and maintaining these approvals, and complying with all laws and regulations, may subject us to similar risks and delays as those we could experience under FDA, FTC and state regulation. We incur various costs in complying and overseeing compliance with these laws and regulations. The growth of our business and sales organization, the acquisition of additional businesses or products and services and our expansion outside of the U.S. may increase the potential of violating these laws, regulations or our internal policies and procedures.
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
The HIPAA privacy, security and breach notification regulations, including the expanded requirements under HITECH, establish comprehensive federal standards with respect to the uses and disclosures of protected health information (“PHI”), by health plans, healthcare providers and healthcare clearinghouses, in addition to setting standards to protect the confidentiality, integrity and security of PHI. The regulations establish a complex regulatory framework on a variety of subjects, including:
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
In 2018, Congress passed the Eliminating Kickbacks in Recovery Act (“EKRA”), as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. Similar to the Medicare/Medicaid anti-kickback law, EKRA imposes criminal penalties for knowing or willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing (among other healthcare services) unless a specific exception applies. However, unlike the Medicare/Medicaid anti-kickback law, EKRA is not limited to services covered by federal or state healthcare programs but applies more broadly to services covered by “healthcare benefit programs,” including commercial insurers. As currently drafted, EKRA potentially expands the universe of arrangements that could be subject to government enforcement under federal fraud and abuse laws. In addition, while the Medicare/Medicaid anti-kickback law includes certain exceptions that are widely relied upon in the healthcare industry, including compensating employees on a percentage basis, not all of those same exceptions apply under EKRA. EKRA expressly does not protect employee compensation that varies by the number of individuals referred to a laboratory, the number of tests performed by a laboratory, or the amount billed to or received from a health benefit program from individuals referred to a laboratory. Because EKRA is a relatively new law, there is no agency guidance and only one court has addressed the application of EKRA. That case was decided by the United States District Court of Hawaii and involved a lawsuit between a laboratory and an employee. The Court ruled that the commission-based compensation provisions of the laboratory employee’s contract did not violate EKRA. Although this may be a favorable interpretation of EKRA for laboratory compensation structures, we cannot be assured that courts in our jurisdiction will reach the same conclusion or that the decision will not be overturned if there is an appeal. Because EKRA is a relatively new law, there is no agency guidance or court precedent to indicate how and to what extent it will be applied and enforced. We cannot assure you that our relationships with healthcare providers, hospitals, customers, our own sales representatives, or any other party will not be subject to scrutiny or will survive regulatory challenge under EKRA.

Additionally, to avoid liability under federal false claims laws, we or our partners must carefully and accurately code claims for reimbursement, proactively monitor the accuracy and appropriateness of claims and payments received, diligently investigate any credible information indicating that we or our partners may have received an overpayment, and promptly return any overpayments. Medicare payments are subject to audit, including through the Comprehensive Error Rate Testing (“CERT”), program, and payments may be recouped by CMS if it is determined that they were improperly made. Currently, a small percentage of our revenues are generated by payments from Medicare. The federal anti-kickback statute and certain state-level false claims laws prescribe civil and criminal penalties (including fines) for noncompliance that can be substantial. In addition, various states have enacted false claim laws analogous to the federal laws that apply where a claim is submitted to any third-party payor and not only a governmental payer program. While we continually strive to comply with these complex requirements, interpretations of the applicability of these laws to marketing and billing practices are constantly evolving and even an unsuccessful challenge could cause adverse publicity and be costly to respond to, and thus could harm our business and prospects. Our failure to comply with applicable laws could result in various adverse consequences that could have a material adverse effect upon our business, including the exclusion of our products and services from government programs and the imposition of civil or criminal sanctions.
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
•the General Data Protection Regulation (“GDPR”), which imposes strict privacy and security requirements on controllers and processors of European personal data, including enhanced protections for “special categories” of personal data, including sensitive information such as health and genetic information of data subjects;
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
Healthcare reform laws, including the Patient Protection and Affordable Care Act (“ACA”), and the Protecting Access to Medicare Act of 2014 (“PAMA”), are significantly affecting the U.S. healthcare and medical services industry. Existing legislation, and possible future legal and regulatory changes, including potential repeal or modification of the ACA, elimination of penalties regarding the individual mandate for coverage, or approval of health plans that allow lower levels of coverage for preventive services, could materially change the structure and finances of the health insurance system and the methodology for reimbursing medical services, drugs and devices, including our current and future products and services. The ACA has also been the subject of various legal challenges and in December 2018, a federal district court in Texas found that the ACA’s “individual mandate” was unconstitutional such that the whole of the ACA is invalid. The decision was appealed, and in December 2019, the Fifth Circuit Court of Appeals affirmed certain portions of the district court’s decision but remanded to the district court to determine if any portions of the ACA may still be valid. If the plaintiffs in this case, or in any other case challenging the ACA, are ultimately successful, insurance coverage for our tests could be materially and adversely affected. Any change in reimbursement policy could result in a change in patient cost-sharing, which could adversely affect a provider’s willingness to prescribe and patient’s willingness and ability to use our tests and any other product or service we may develop. Healthcare reforms, which may intend to reduce healthcare costs, may have the effect of discouraging third-party payors from covering certain kinds of medical products and services, particularly newly developed technologies, or other products or tests we may develop in the future. We cannot predict whether future healthcare reform initiatives will be implemented at the federal or state level or the effect any such future legislation or regulation will have on it. The taxes imposed by new legislation, cost reduction measures and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, which may adversely affect our business, financial condition and results of operations.
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
Because the U.S. Patent & Trademark Office (“USPTO”), maintains patent applications in secrecy until a patent application publishes or the patent is issued, we have no way of knowing if others may have filed patent applications covering technologies used by it or our partners. Additionally, there may be third-party patents, patent applications and other intellectual property relevant to our technologies that may block or compete with our technologies. From time-to-time we have received correspondence from third parties alleging to hold intellectual property rights that could block our development or commercialization of products. While none of these inquiries to date have had any material effect on it, we may receive inquiries in the future that could have a material effect on our business. Even if third-party claims are without merit, defending a lawsuit may result in substantial expense to us and may divert the attention of management and key personnel. In addition, we cannot provide assurance that it would prevail in any such suits to the extent necessary to conduct our business according to our strategic plan or that the damages or other remedies, if any, awarded against it would not be substantial. Claims of intellectual property infringement may require that we, or our strategic partners, enter into unsustainably high royalty or license agreements with third parties that may only be available on unacceptable terms, if at all. In addition, we could experience delays in product introductions or sales growth while we attempt to develop non-infringing alternatives. These claims could also result in injunctions against the further development and commercial sale of services or products containing our technologies, which would have a material adverse effect on our business, financial condition and results of operations.
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
Any security compromise that causes an apparent privacy violation could also result in legal claims or proceedings; liability under federal, state, foreign, or multinational laws that regulate the privacy, security, or breach of personal information, such as but not limited to the HIPAA, HITECH, state data security and data breach notification laws, the EU’s GDPR, the UK Data Protection Act of 2018; and related regulatory penalties. Penalties for failure to comply with a requirement of HIPAA or HITECH vary significantly, and, depending on the knowledge and culpability of the HIPAA-regulated entity, may include civil monetary penalties of up to $1.5 million per calendar year for each provision of HIPAA that is violated. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm. Penalties for unfair or deceptive acts or practices under the FTC Act or state Unfair and Deceptive Acts and Practices (“UDAP”), statutes may also vary significantly.
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
Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. The relationship between the United Kingdom and the EU remains uncertain, for example how data transfers between the United Kingdom and the EU and other jurisdictions will be treated and the role of the United Kingdom’s supervisory authority. For example, on June 28, 2021, the European Commission adopted the adequacy decision (the “UK Adequacy Decision”) in the wake of a non-binding vote by the European Parliament against the then-draft UK Adequacy Decision the month prior. Consequently, personal data can continue to flow from the EEA to the United Kingdom without the need for appropriate safeguards. The UK Adequacy Decision includes a “sunset clause”, rendering the decision valid for four years only, after which it will be reviewed by the European Commission and renewed only if the European Commission considers that the United Kingdom continues to ensure an adequate level of data protection. The European Commission also stated that it would intervene at any point within the four years if the United Kingdom deviates from the level of protection presently in place. If this adequacy decision reversed by the European Commission, it would require that companies implement protection measures such as the standard contractual clauses for data transfers between the EU and the United Kingdom.
Additionally, the implementation of GDPR has led other jurisdictions to either amend or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR. For example, on June 28, 2018, California adopted the CCPA. The CCPA regulates how certain for-profit businesses that meet one or more CCPA applicability thresholds collect, use, and disclose the personal information of consumers who reside in California. Among other things, the CCPA confers to California consumers the right to receive notice of the categories of personal information that will be collected by a business, how the business will use and share the personal information, and the third parties who will receive the personal information; the CCPA also confers rights to access, delete, or transfer personal information; and the right to receive equal service and pricing from a business after exercising a consumer right granted by the CCPA. In addition, the CCPA allows California consumers the right to opt out of the “sale” of their personal information, which the CCPA defines broadly as any disclosure of personal information to a third party in exchange for monetary or other valuable consideration. The CCPA also requires a business to implement reasonable security procedures to safeguard personal information against unauthorized access, use, or disclosure. California amended the law in September 2018 to exempt all PHI collected by certain parties subject to HIPAA, and further amended the law in September 2020 to clarify that de-identified data as defined under HIPAA will also be exempt from the CCPA. The California Attorney General’s final regulations implementing the CCPA took effect on August 14, 2020. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches resulting from a business’s failure to implement and maintain reasonable data security procedures that is expected to increase data breach litigation. In addition, California voters recently approved the California Privacy Rights Act of 2020 (“CPRA”), that is scheduled to go into effect on January 1, 2023. The CPRA would, among other things, amend the CCPA to give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. Other jurisdictions in the United States are beginning to propose laws similar to CCPA. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation, which could increase our potential liability and adversely affect our business, results of operations, and financial condition.
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
As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) as well as rules implemented by the SEC and the Nasdaq Stock Market (“Nasdaq”) impose a number of requirements on public companies, including with respect to corporate governance practices. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require the company’s compliance. In addition, the

Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, includes significant corporate governance and executive-compensation-related provisions. Our management and other personnel will need to devote a substantial amount of time to these compliance and disclosure obligations. If these requirements divert the attention of our management and personnel from other aspects of our business concerns, they could have a material adverse effect on our business, financial condition and results of operations. Moreover, these rules and regulations applicable to public companies substantially could increase our legal, accounting and financial compliance costs, require that we hire additional personnel and make some activities more time consuming and costly.
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
•risks that the Acquisition disrupts our current plans and operations or affects our ability to retain or recruit key employees;
•risks related to the Acquisition diverting management’s or employees’ attention from ongoing business operations;

•the effect of the Acquisition on our business relationships (including, without limitation customers, strategic partners, collaborators and suppliers), operating results and business generally;
•the amount of the costs, fees, expenses and charges related to the Acquisition;
•the volume of shares of our Class A common stock available for public sale;
•any major change in our Board or management;
•sales of substantial amounts of Class A common stock by our directors, officers or significant stockholders or the perception that such sales could occur;
•the expiration of the market stand-off or contractual lock-up agreements;
•the realization of any of the risk factors described herein;
•additions or departures of key personnel;
•failure to comply with the requirements of the Nasdaq;
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
If securities or industry analysts cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our Class A common stock adversely, then the price and trading volume of our Class A common stock could decline.
The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts publish about us, our business, our market, or our competitors. If any of the analysts who cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A common stock would likely decline. If any analyst who covers us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
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
Anti-takeover provisions contained in our Charter and Restated Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
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
•the requirement that changes or amendments to certain provisions of our Charter must be approved by holders of at least two-thirds of our Class A common stock; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.
We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act; (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year: (a) following September 1, 2025, the fifth anniversary of the initial public offering of CMLS; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Class A common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Class A common stock held by non-affiliates exceeds $700 million as of the prior June 30.
We cannot predict if investors will find our Class A common stock less attractive because we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
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
Testing and maintaining these controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in the internal control over financial reporting of the company or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we no longer qualify as an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.
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

•action asserting a claim against the us or any of our directors, officers, stockholders, employees or agents arising pursuant to any provision of the General Corporation Law, our Charter or our Restated Bylaws or as to which the General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware:
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
Our warrants are exercisable for our Class A common stock, which will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of March 31, 2022, our public warrants are exercisable for 14,758,305 shares of Class A common stock at $11.50 per share. Our private warrants are exercisable for 7,236,667 shares of Class A common stock at $11.50 per share. The additional shares of our Class A common stock issuable upon exercise of our warrants will result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock.
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
Included on our balance sheet as of March 31, 2022 are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
Future resales of our Class A common stock could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock.
We had outstanding 377,249,186 shares of Class A common stock as of April 30, 2022. We have filed a registration statement which registers the offer and sale from time to time by certain selling stockholders of up to 160,864,198 shares of our Class A common stock, although the 110,864,198 shares registered on behalf of OPKO pursuant to this registration statement will be subject to transfer restrictions pursuant to the shareholder agreements that were entered into in connection with the Acquisition. In addition, we have filed a separate registration statement that the registers the offer and sale from time to time by certain selling security holders of up to an additional 229,657,978 shares of our Class A common stock. Furthermore, beginning on July 29, 2022, Rule 144 will become available for the resale of any shares that are restricted or control securities, subject to volume and other restrictions as applicable under Rule 144. To the extent shares are sold into the market pursuant to this prospectus, under Rule 144 or otherwise, particularly in substantial quantities and including following the end of the transfer restrictions provided for in the shareholder agreements in the case of OPKO and the other holders party such shareholder agreements, the market price of our Class A common stock could decline.
There is no guarantee that the public warrants will ever be in the money, and they may expire worthless and the terms of our public warrants may be amended.
The exercise price for the public warrants is $11.50 per share of Class A common stock. There is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the public warrants may expire worthless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information

None.
Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Quarterly Report.

No.	Description of Exhibit	Form	Exhibit	Filing Date	Filed Herewith
2.1+	Agreement and Plan of Merger and Reorganization, dated as of January 14, 2022, by and among, Orion Merger Sub I, Inc., Orion Merger Sub II, LLC, GeneDx, Inc., GeneDx Holding 2, Inc. and OPKO Health, Inc.	8-K	2.1	01/18/2022

3.1	Third Amended and Restated Certificate of Incorporation of Sema4 Holdings Corp.	8-K	3.1	07/28/2021

3.2	Restated Bylaws of Sema4 Holdings Corp.	8-K	3.2	07/28/2021

10.1	Form of Subscription Agreement.	8-K	10.1	01/18/2022

10.2	Form of Shareholder Agreement.	8-K	10.2	01/18/2022

10.3	Form of Support Agreement.	8-K	10.3	01/18/2022

10.4	Form of Lock-Up Agreement.	8-K	10.4	01/18/2022

10.5	Separation Agreement with James Coffin dated as of January 25, 2022.	8-K	10.1	01/31/2022

10.6	Executive Chairman Agreement, dated as of January 17, 2022, by and between the Company and Jason Ryan.	10-K	10.31	03/14/2022

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)				X

*	Filed herewith.
**	Furnished.
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

SEMA4 HOLDINGS CORP.

Date: May 12 , 2022		/s/ Katherine Stueland
	Name:	Katherine Stueland
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12 , 2022		/s/ Isaac Ro
	Name:	Isaac Ro
	Title:	Chief Financial Officer (Principal Financial Officer)