Form 10-Q
period 2022-06-30
Sema4 Holdings Corp.
filed 2022-08-15
CIK 1818331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The registrant had outstanding 380,641,510 shares of Class A common stock as of August 9, 2022.

EXPLANATORY NOTE
Unless otherwise stated in this report or the context otherwise requires, references to:
•the “Company,” “Sema4” and “we,” “us” and “our” refer to (i) Mount Sinai Genomics, Inc. d/b/a as Sema4, or Legacy Sema4, prior to the consummation of our business combination with CM Life Sciences, Inc., or CMLS, on July 22, 2021 and (ii) Sema4 Holdings Corp. and its consolidated subsidiaries following the consummation of our business combination.
•“GeneDx” refer to GeneDx, LLC, a Delaware limited liability company (formerly, GeneDx, Inc., a New Jersey corporation), which we acquired on April 29, 2022.

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
•our ability to realize the benefits expected from our April 2022 acquisition of GeneDx;
•our expectations regarding our plans to exit our somatic tumor testing business and the associated cost savings and impact on our gross margins;
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
•third-party payor reimbursement and coverage decisions, negotiations and settlements;
•our reliance on third-party laboratories and service providers for our test volume in connection with our diagnostic solutions and data programs;
•our ability to satisfy Nasdaq listing rules;
•our expectations for future capital requirements;
•our accounting estimates, including the adequacy of our reserves for third party payor claims and our estimates of the fair value of the milestone payments related to the GeneDx acquisition; and
•our ability to successfully implement our business strategy.
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

Part I - Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements

Sema4 Holdings Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$284,647	$400,569
Accounts receivable, net	45,803	26,509
Due from related parties	1,110	54
Inventory, net	41,601	33,456
Prepaid expenses	21,547	19,154
Other current assets	7,993	3,802
Total current assets	$402,701	$483,544
Operating lease right-of-use assets	44,038	—
Property and equipment, net	89,455	62,719
Intangible assets, net	193,663	—
Goodwill	181,184	—
Restricted cash	14,370	900
Other assets	7,869	6,930
Total assets	$933,280	$554,093
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$115,878	$64,801
Due to related parties	2,354	2,623
Contract liabilities	—	473
Short-term lease liabilities	4,755	—
Other current liabilities	81,619	33,387
Total current liabilities	$204,606	$101,284
Long-term debt, net of current portion	11,000	11,000
Long-term lease liabilities	62,806	—
Other liabilities	500	21,907
Deferred taxes	2,668	—
Warrant liability	7,258	21,555
Earn-out contingent liabilities	7,168	10,244
Total liabilities	$296,006	$165,990
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.0001 par value: 1,000,000 and 0 shares authorized at June 30, 2022 and December 31, 2021, respectively; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.0001 par value, 1,000,000,000 shares authorized, 379,896,799 shares issued and outstanding at June 30, 2022 and $0.0001 par value: 380,000,000 shares authorized, 242,647,604 shares issued and outstanding at December 31, 2021	38	24
Additional paid-in capital	1,375,315	$963,520
Accumulated deficit	(738,079)	(575,441)
Total stockholders’ equity	637,274	388,103
Total liabilities and stockholders’ equity	$933,280	$554,093
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sema4 Holdings Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021 (1)	2022	2021 (1)
Revenue:
Diagnostic test revenue (including related party revenue of $413 and $37 for the three months ended and $583 and $70 for the six months ended June 30, 2022 and 2021, respectively)	$34,004	$44,803	$86,499	$107,563
Other revenue (including related party revenue of $73 and $62 for the three months and $147 and $89 for the six months ended June 30, 2022 and 2021, respectively)	2,165	2,212	3,611	3,653
Total revenue	36,169	47,015	90,110	111,216
Cost of services (including related party expenses of $1,348 and $1,008 for the three months ended and $2,404 and $1,286 for the six months ended June 30, 2022 and 2021, respectively)	65,767	48,179	114,083	116,703
Gross profit (loss)	(29,598)	(1,164)	(23,973)	(5,487)
Research and development	27,168	11,952	48,483	65,085
Selling and marketing	36,118	18,574	65,665	53,940
General and administrative	68,034	12,870	110,818	114,908
Related party expenses	1,731	888	3,015	2,685
Loss from operations	(162,649)	(45,448)	(251,954)	(242,105)

Other income (expense), net:
Change in fair market value of warrant and earn-out contingent liabilities	28,182	—	41,372	—
Interest income	382	9	409	30
Interest expense	(790)	(722)	(1,598)	(1,445)
Other income	56	—	56	5,584
Total other income (expense), net	27,830	(713)	40,239	4,169
Loss before income taxes	$(134,819)	$(46,161)	$(211,715)	$(237,936)
Income tax benefit	49,077	—	49,077	—
Net loss and comprehensive loss	$(85,742)	$(46,161)	$(162,638)	$(237,936)
Weighted average shares outstanding of Class A common stock	337,752,029	1,100,734	291,318,351	826,778
Basic and diluted net loss per share, Class A common stock	$(0.25)	$(41.94)	$(0.56)	$(287.79)
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

Sema4 Holdings Corp.
Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Three months ended June 30, 2022
	Preferred Stock		Class A Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Par value	Shares	Par value
Balances at March 31, 2022		$—	245,154,475	$24	$981,757	$(652,337)	$329,444
Net loss	—	—	—	—	—	(85,742)	(85,742)
Stock option exercises	—	—	4,216,674	1	1,191		1,192
Stock based compensation expense	—	—	—	—	22,721		22,721
Shares issued for PIPE, net of issuance costs	—	—	50,000,000	5	197,654	—	197,659
Shares issued for acquisition (1)	—	—	80,000,000	8	171,992	—	172,000
Vested restricted stock units converted to common stock	—	—	525,650	—	—	—	—
Balances at June 30, 2022	—	$—	379,896,799	$38	$1,375,315	$(738,079)	$637,274

	Six months ended June 30, 2022
	Redeemable Convertible Preferred Stock		Class A Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Par value
Balances at December 31, 2021		$—	242,647,604	$24	$963,520	$(575,441)	$388,103
Net loss	—	—	—	—	—	$(162,638)	(162,638)
Stock option exercises	—	—	6,325,176	1	1,869	—	1,870
Stock based compensation expense	—	—	—	—	40,280	—	40,280
Shares issued for PIPE, net of issuance costs	—	—	50,000,000	5	197,654	—	197,659
Shares issued for acquisition (1)	—	—	80,000,000	8	171,992	—	172,000
Vested restricted stock units converted to common stock	—	—	924,019	—	—	—	—
Balances at June 30, 2022	—	$—	379,896,799	$38	$1,375,315	$(738,079)	$637,274
(1) Of the 80 million shares issued for acquisition, 8.3 million shares are held by an escrow agent for a one year escrow period During this period, the seller retains all rights with respect to the escrow shares, including voting rights and rights to receive dividends and other distributions on such escrow shares.

Sema4 Holdings Corp.
Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

Three months ended June 30, 2021 (1)

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Par value	Shares	Par Value	Additional paid-in capital	Accumulated deficit (1)	Total stockholders' deficit
Balances at March 31, 2021	171,535,213	$334,439	124	$—	748,761	$—	$—	$(521,826)	$(521,826)
Net Loss	—	—	—	—	—	—	—	(46,161)	(46,161)
Stock option exercises	—	—	4,334	—	634,975	—	1,483	—	1,483
Balance at June 30, 2021	171,535,213	$334,439	4,458	$—	1,383,736	$—	$1,483	$(567,987)	$(566,504)

Six months ended June 30, 2021 (1)

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Par value	Shares	Par Value	Additional paid-in capital	Accumulated deficit (1)	Total stockholders' deficit
Balances at December 31, 2020	171,535,213	$334,439	124	$—	130,557	$—	$—	$(330,051)	$(330,051)
Net Loss	—	—	—	—	—	—	—	(237,936)	(237,936)
Stock option exercises	—	—	4,334	—	1,253,179	—	1,483	—	1,483
Balance at June 30, 2021	171,535,213	$334,439	4,458	$—	1,383,736	$—	$1,483	$(567,987)	$(566,504)
(1) As previously disclosed in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, certain adjustments were made which impacted previously reported net loss for the second quarter of 2021 and the adjusted net loss is reflected as disclosed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sema4 Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2022	2021 (1)
Operating activities
Net loss	$(162,638)	$(237,936)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14,767	10,521
Stock-based compensation expense	40,280	164,443
Change in fair value of warrant and earn-out contingent liabilities	(41,372)	—
Income tax benefit	(49,077)	—
Provision for excess and obsolete inventory	347	2,466
Non-cash lease expense	331	383
Amortization of deferred debt issuance costs	257	—
Change in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable	2,357	7,476
Inventory	(2,282)	(6,632)
Prepaid expenses and other current assets	2,910	(9,697)
Due to/from related parties	(1,325)	(295)
Other assets	(1,126)	—
Accounts payable and accrued expenses	35,712	10,028
Contract liabilities	(473)	(442)
Other current liabilities	(4,807)	(7,824)
Net cash used in operating activities	(166,139)	(67,509)

Investing activities
Purchase of business, net of cash acquired	(127,004)	—
Purchases of property and equipment	(2,748)	(3,320)
Development of internal-use software assets	(4,458)	(6,155)
Net cash used in investing activities	(134,210)	(9,475)

Financing activities
Proceeds from PIPE issuance, net of issuance costs	197,712	—
Payment of deferred transaction costs	—	(2,779)
Finance lease principal payments	(1,634)	(1,994)
Long-term debt principal payments	—	(848)
Exercise of stock options	1,819	974
Net cash provided by (used) in financing activities	197,897	(4,647)

Net decrease in cash, cash equivalents and restricted cash	(102,452)	(81,631)
Cash, cash equivalents and restricted cash, at beginning of period	401,469	118,960
Cash, cash equivalents and restricted cash, at end of period	$299,017	$37,329

Supplemental disclosures of cash flow information
Cash paid for interest	$1,193	$1,445
Cash paid for taxes	$365	$—
Stock consideration paid for purchase of business	$172,000	$—
Purchases of property and equipment in accounts payable and accrued expenses	$3,243	$87
Software development costs in accounts payable and accrued expenses	$1,118	$1,225

Sema4 Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Unpaid deferred transaction costs included in accounts payable and accrued expenses	$53	$5,799
Non-cash impact of shares reclass into APIC	$—	$1,483
(1) As previously disclosed in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, certain adjustments were made to certain liability accounts previously reported in the condensed balance sheets as of June 30, 2021. The adjustments are reflected accordingly as disclosed.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Description of Business
Sema4 Holdings Corp. (“Sema4 Holdings”) through its subsidiaries Sema4 OpCo, Inc., formerly Mount Sinai Genomics Inc., a Delaware corporation (“Legacy Sema4”), and GeneDx Holding 2, LLC, provides genomics-related diagnostic and information services and pursues genomics medical research. Legacy Sema4 utilizes an integrated portfolio of laboratory processes, software tools and informatics capabilities to process DNA-containing samples, analyze information about patient-specific genetic variation and generate test reports for clinicians and their patients. Legacy Sema4 provides a variety of genetic diagnostic tests and information with a focus on reproductive health, including pediatric, oncology and other conditions. Legacy Sema4 primarily serves healthcare professionals who work with their patients and bills third-party payors across the United States, with a substantial portion of its diagnostic testing volume occurring in New York, California, Florida, Connecticut and New Jersey.
On July 22, 2021 (the “Closing Date”), CM Life Sciences, Inc. (“CMLS”) completed the acquisition of Legacy Sema4, pursuant to that certain Agreement and Plan of Merger (as amended, the “Business Combination Merger Agreement”), dated February 9, 2021. On the Closing Date, S-IV Sub, Inc. merged with and into the Legacy Sema4, with Legacy Sema4 surviving the merger as a wholly-owned subsidiary of CMLS (the “Business Combination Merger” and, together with the other transactions contemplated by the Business Combination Merger Agreement, the “Business Combination”). In connection with the consummation of the Business Combination, CMLS changed its name to “Sema4 Holdings Corp.” and Legacy Sema4 changed its name to “Sema4 OpCo, Inc.” All equity securities of Legacy Sema4 were converted into the right to receive the applicable portion of the merger consideration.
The Business Combination Merger was accounted for as a reverse recapitalization with Legacy Sema4 as the accounting acquirer and CMLS as the acquired company for accounting purposes. The shares and net loss per common share, prior to the Business Combination Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Merger (1 share of Legacy Sema4 Class A common stock for 123.8339 shares of Sema4 Holdings Class A common stock (the “Class A common stock”) (the “Conversion Ratio”).
Prior to the Business Combination Merger, shares of CMLS Class A common stock, CMLS’s public warrants, and CMLS’s public units were traded on the Nasdaq Capital Market under the ticker symbols “CMLF”, “CMFLW”, and “CMLFU” respectively. On July 23, 2021, shares of Sema4 Holdings Class A common stock and Sema4 Holdings’ public warrants began trading on the Nasdaq Global Select Market (the “Nasdaq”) under the ticker symbols “SMFR” and “SMFRW,” respectively.
In addition, on April 29, 2022, the Company consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated as of January 14, 2022 (as amended, the “ Acquisition Merger Agreement”), by and among the Company and GeneDx, Inc. (“GeneDx”), a New Jersey corporation and wholly-owned subsidiary of OPKO Health, Inc. (“OPKO”), GeneDx Holding 2, Inc., which held 100% of GeneDx (“Holdco2”), at the Effective Time (as defined in the Acquisition Merger Agreement) and OPKO, which provided for, among other things, the acquisition of GeneDx from OPKO. After giving effect to the mergers and the other transactions contemplated by the Acquisition Merger Agreement (the “Acquisition”), GeneDx was converted into a Delaware limited liability company and became the Company’s wholly-owned indirect subsidiary.
See Note 3, “Business Combination,” for additional details regarding the Business Combination and Acquisition.
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

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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

The Company’s historical financial information includes costs of certain services historically provided by Icahn School of Medicine at Mount Sinai (“ISMMS”) pursuant to a Transition Services Agreement ("TSA") and service agreements. See Note 7, “Related Party Transactions”.
As discussed in the Company’s Annual Report, the Company identified the misclassification of certain expenses and out of period adjustments generally related to the recognition of cost of services. The impact of these adjustments were disclosed in the Company’s Annual Report and are reflected in the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) and condensed consolidated statements of cash flows for the period ended June 30, 2021.
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
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. The Company bases these estimates on current facts, historical and anticipated results, trends and various other assumptions that it believes are reasonable in the circumstances, including assumptions as to future events. These estimates include, but are not limited to, the transaction price for certain contracts with customers, potential or actual claims for recoupment from third-party payors, the capitalization of software costs and the valuation of stock-based awards, inventory, earn-out contingent liabilities and earn-out Restricted Stock Units (“RSUs”). Actual results could differ materially from those estimates, judgments and assumptions.
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
The Company assesses both the self-pay patient and, if applicable, the third-party payor that reimburses the Company on the patient’s behalf when evaluating the concentration of credit risk. Significant customers and payors are those that represent more than 10% of the Company’s total revenues for the period or accounts receivable balance at each respective balance sheet date. The significant concentrations of accounts receivable as of June 30, 2022 and December 31, 2021 were primarily from large managed care insurance companies and a reference laboratory. There was no individual patient that

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
accounted for 10% or more of the Company’s revenue or accounts receivable for any of the periods presented. The Company does not require collateral as a means to mitigate customer credit risk.

For each significant payor, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three months ended June 30,		Six months ended June 30,		As of June 30,	As of December 31,
	2022	2021	2022	2021	2022	2021
Payor A (**)	*	21%	*	17%	22%	15%
Payor B	*	*	*	*	*	15%
Payor C	12%	13%	10%	13%	*	*
Payor D	10%	*	10%	10%	*	*
Payor E	19%	*	*	*	*	*
*less than 10%
** This payor represented less than 10% of the Company’s total revenues during the second quarter of 2022 due to a reversal of revenue recorded for this payor in the quarter due to this payor’s allegation regarding certain overpayments the Company allegedly received from this payor for services alleged to be uncovered by, or were not otherwise properly billed to, this payor. Refer to Note 4, “Revenue Recognition.”
The Company is subject to a concentration of risk from a limited number of suppliers for certain reagents and laboratory supplies. One supplier accounted for approximately 13% and 10% for the three months ended June 30, 2022 and 2021, respectively and 13% and 11% for the six months ended June 30, 2022 and 2021, respectively. This risk is managed by maintaining a target quantity of surplus stock.
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
In March 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law which was a stimulus bill that, among other things, provided assistance to qualifying businesses and individuals and included funding for the healthcare system. During 2020, as part of the stimulus provided by the CARES Act, the Company received $5.4 million, comprised of $2.6 million received under the Provider Relief Fund (“PRF”) distribution and $2.8 million received under the Employee Retention Credit (“ERC”) distribution which was recorded in other current liabilities and reflected in this balance as of June 30, 2022 and December 31, 2021.
During the three months ended March 31, 2021, the Company received an additional $5.6 million under the PRF distribution, which was recognized in other income in the condensed consolidated statements of operations and comprehensive loss.
Additionally, under the CARES Act, the Company deferred payment of U.S. social security taxes in 2020. As a result, $3.8 million of employer payroll tax payments were initially deferred as of December 31, 2020 with $1.9 million paid in December 2021 and the remaining $1.9 million payment will be made in December 2022. As of June 30, 2022, the remaining payable is recorded in other current liabilities.
Following the Company’s announcement that it would discontinue COVID-19 testing services by March 31, 2022, the Company no longer provides COVID-19 testing services. During the six months ended June 30, 2022, the Company wrote off an accounts receivable balance of $0.5 million related to COVID-19 testing services.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the same amounts shown on the condensed consolidated statements of cash flows (in thousands):

	As of June 30, 2022	As of December 31, 2021
Cash and cash equivalents	$284,647	$400,569
Restricted cash	14,370	900
Total	$299,017	$401,469
Restricted cash as of June 30, 2022 includes $13.5 million escrow fund as restricted cash related to the closing of the GeneDx Acquisition. The escrow amount is to be held for a period of 12 months following the closing date of the Acquisition as a fund for OPKO’s indemnification obligations pursuant to the Acquisition Merger Agreement. In addition, restricted cash as of June 30, 2022 consists of money market deposit accounts that secure an irrevocable standby letter of credit that serves as collateral for security deposit operating leases (see Note 9, “Leases”).
Business Combinations
The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values as of the business combination date, including identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. The Company bases the estimated fair value of identifiable intangible assets acquired in a business combination on third-party valuations that use information and assumptions provided by the Company’s management, which consider estimates of inputs and assumptions that a market participant would use. Any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed is recorded to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, estimated cost savings, cash flows, discount rates, estimated useful lives and probabilities surrounding the achievement of contingent milestones could result in different purchase price allocations and amortization expense in current and future periods.
Intangible Assets
Amortizable intangible assets include trade names and trademarks, developed technology and customer relationships acquired as part of business combinations. Intangible assets acquired through our business combinations in the second quarter of 2022 are amortized on a straight line basis. All intangible assets subject to amortization are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment.
Goodwill
In accordance with ASC 350, Intangibles-Goodwill and Other, the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Under ASC 350, the Company will perform annual impairment reviews of goodwill during the fourth fiscal quarter or more frequently if business factors indicate. The Company did not incur any goodwill impairment losses during the second quarter ended June 30, 2022.
Warrant Liability
As of the consummation of the Business Combination Merger in July 2021, there were 21,995,000 warrants to purchase shares of Class A common stock outstanding, including 14,758,333 public warrants and 7,236,667 private placement warrants. As of December 31, 2021, there were 21,994,972 warrants to purchase shares of Class A common

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
stock outstanding, including 14,758,305 public warrants and 7,236,667 private placement warrants outstanding. Each warrant expires five years after the Business Combination or earlier upon redemption or liquidation, and entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment, at any time commencing on September 4, 2021.
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
Contingent consideration (GeneDx)

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
In connection with the Acquisition of GeneDx, up to $150 million of contingent payments will be payable to OPKO in cash and/or shares of Company’s Class A common stock with such mix to be determined in the Company’s sole discretion,based upon achievement of 2022 and 2023 revenue milestones, pursuant to the Acquisition Merger Agreement (the “Milestone Payments”). If the Company elects to pay in shares of Class A common stock, the Acquisition Merger Agreement provides that the shares issues are to be valued at $4.86 per share.
Subject to the terms and conditions of the Acquisition Merger Agreement, (a) the first Milestone Payment of $112.5 million will become due and payable if the revenue of the GeneDx group for the fiscal year 2022 equals or exceeds $163 million and (b) the second Milestone Payment of $37.5 million will become due and payable if the revenue of the GeneDx group for the fiscal year 2023 equals or exceeds $219 million (each of clauses (a) and (b), a “Milestone Event”); provided that 80% of the Milestone Payment for the first milestone period or the second milestone period, as applicable, will become payable in respect of such period if the GeneDx group achieves 90% of the applicable Milestone Event revenue target for such period, which amount will scale on a linear basis up to 100% of the applicable Milestone Payment at 100% of the applicable revenue target. The fair value of the Milestone Payment which was determined to be $35 million as of June 30, 2022 is estimated using a Monte Carlo simulation valuation model.
Earn-out contingent liability
In connection with the Business Combination Merger, all Legacy Sema4 stockholders and option holders at that time became entitled to a pro rata share of 19,021,576 earn-out shares and earn-out RSUs. Based on an assessment of the earn-out shares for the Legacy Sema4 stockholders, the Company considered ASC 480 and ASC 815 and accounted for the earn-out shares as a liability. The Company subsequently measures the fair value of the liability at each reporting period and reports the changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
The Company determined the fair value of the earn-out shares issued to the Legacy Sema4 stockholders as of June 30, 2022 was $0.2 million. The estimated fair value of the earn-out is determined using a Monte Carlo valuation analysis.
As for the earn-out RSUs for the Legacy Sema4 option holders, a total of 2.7 million RSUs were granted on December 9, 2021. The vesting of such arrangement is conditioned on the satisfaction of both a service requirement and on the satisfaction of a market-based requirement. The market-based requirement would be achieved if the Company’s stock price is greater than or equal to $13 (Triggering Event I), $15 (Triggering Event II) and $18 (Triggering Event III) during the applicable performance period, based on the volume-weighted average price for a period of at least 20 days out of 30 consecutive trading days. Therefore, the Company accounts for this arrangement in accordance with ASC 718- Compensation — Stock Compensation (“ASC 718”) and stock-based compensation expense is recognized over the longer of the expected achievement period for the market-based requirement and the service requirement. The Company recorded $0.9 million of stock-based compensation expense in relation to the earn-out RSUs for the six months ended June 30, 2022. In the event that any earn-out RSUs that are forfeited as a result of a failure to achieve the service requirement, the underlying shares will be reallocated on an annual basis to the Legacy Sema4 stockholders and to the Legacy Sema4 option holders who remain employed as of the date of such reallocation. The Company accounts for the re-allocations to Legacy Sema4 option holders as new grants.
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

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The Company adopted ASU 2021-10 effective January 1, 2022. The Company did not receive any such grants during the six months ended June 30, 2022.
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
3. Business Combinations
CMLS Business Combination
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

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
•Each share of the Legacy Sema4 Class B common stock was converted into 1/100th of a share of Legacy Sema4 Class A common stock and each share of Legacy Sema4 common stock and preferred stock was canceled and received a portion of the merger consideration, resulting in certain Legacy Sema4 stockholders receiving
•$230,665,220 of cash and the Legacy Sema4 stockholders receiving an aggregate of 178,336,298 shares of common stock of the Company.
•Pursuant to subscription agreements entered into on February 9, 2021, certain investors agreed to subscribe for an aggregate of 35,000,000 newly-issued shares of common stock at a purchase price of $10.00 per share for an aggregate purchase price of $350,000,000 (the “Business Combination PIPE Investment”). Concurrently with the closing of the Business Combination, the Company consummated the Business Combination PIPE Investment.
•After giving effect to the Business Combination Merger, the redemption of public shares and the conversion of the CMLS Class B common stock as described above, and the consummation of the Business Combination PIPE Investment, there were 240,190,402 shares of the Company’s common stock issued and outstanding.
In 2021, the Company recorded $51.8 million of transaction costs which consisted of direct, incremental legal, professional, accounting, and other third-party fees that were directly related to the execution of the Business Combination Merger in additional paid-in capital. Upon consummation of the Business Combination Merger, $9.0 million of the transaction costs relates to costs incurred by Legacy Sema4 and reclassed to offset against equity from prepaid expense and other current assets.
GeneDx Acquisition
As discussed in Note 1, on April 29, 2022, the Company completed the Acquisition of GeneDx. At the closing of the Acquisition, the Company paid OPKO gross cash consideration of $150 million (before deduction of transaction expenses and other customary purchase price adjustments) and issued to OPKO 80 million shares of the Company’s Class A common stock ($172 million based on the closing date share price of $2.15 per share). A portion of this cash ($13.4 million) and share consideration (8.3 million shares) will be held in escrow for 12 months following the closing date of the Acquisition. In addition, up to $150 million is payable following the closing of the Acquisition, if certain revenue-based milestones are achieved for each of the fiscal years ending December 31, 2022 and December 31, 2023. These milestone payments, if and to the extent earned under the terms of the Acquisition Merger Agreement, will be satisfied through the payment and/or issuance of a combination of cash and shares of the Company’s Class A common stock (valued at $4.86 per share, subject to adjustment for stock splits and similar changes), with such mix to be determined in the Company’s sole discretion. Concurrently with the closing of the Acquisition, the Company also issued and sold in private placement 50,000,000 shares of the Company’s Class A common stock to certain institutional investors for aggregate gross proceeds of $200 million (the “Acquisition PIPE Investment”).

The following table summarizes the net book values of the assets acquired and liabilities assumed as of the Acquisition closing date. The initial accounting for the Acquisition is incomplete. All amounts below could change, potentially materially, as there is significant additional information that the Company has to obtain to finalize the valuations of the assets acquired and liabilities assumed, and to establish the value of the potential intangible assets, primarily because of the proximity of the Acquisition closing date to the balance sheet date of June 30, 2022.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Cash and cash equivalents	$—
Accounts receivables	21,651
Inventory	6,210
Prepaid expenses	4,671
Other current assets	320
Property and equipment	29,509
Other non-current assets	6,464
Trade names and trademarks	50,000
Developed technology	48,000
Customer relationships	98,000
Accounts payable and accrued expenses	(12,862)
Other current liabilities	(15,781)
Deferred tax liabilities	(51,779)
Long-term lease liabilities	(5,798)
Fair value of net assets acquired	178,605
Goodwill (1)	185,871
Aggregate purchase price	$364,476
(1) Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Acquisition of GeneDx resulted in the recognition of $181.2 million in goodwill as of June 30, 2022, which represents the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, such as assembled workforce. $0.2 million of the acquired goodwill is expected to be deductible for tax purposes.
For six months ended June 30, 2022, $12.1 million of GeneDx acquisition-related costs are reflected within General and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. These costs include third-party professional firms’ services related to due diligence, advisory and legal services. The Company’s results for the three and six months ended June 30, 2022 include $26.1 million of revenue and $9.0 million of pretax loss from GeneDx.
The following table reflects the fair values and useful lives of the acquired intangible assets identified based on the Company’s preliminary purchase accounting assessments:

	April 29, 2022	June 30, 2022	Life (in Years)
Trade names and trademarks	$50,000	$49,479	16
Developed technology	48,000	47,000	8
Customer relationships	98,000	97,184	20
	$196,000	$193,663
Amortization expense for trade names and trademarks and developed technology of $1.5 million was recorded in general and administrative for the three months ended June 30, 2022 within the condensed consolidated statements of operations and comprehensive loss. Amortization expense for customer relationships of $0.8 million was recorded in selling and marketing for the three months ended June 30, 2022 within the condensed consolidated statements of operations and comprehensive loss.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2022 (in thousands):

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

2022 (remainder of the year)	$7,012
2023	14,025
2024	14,025
2025	14,025
2026	14,025
Thereafter	130,551
Total estimated future amortization expense	$193,663
Pro forma financial information
The pro forma information below gives effect to the GeneDx Acquisition as if it had been completed on January 1, 2021 (“the pro forma acquisition date”). The pro forma information is not necessarily indicative of the Company’s revenue results had the Acquisition been completed on the pro forma acquisition date, nor is it necessarily indicative of the Company’s future results. The pro forma revenue information reflects GeneDx’s historic revenue and does not include any additional revenue opportunities following the Acquisition. The purchase price allocations for the assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as the Company obtains additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact the Company’s consolidated statements of operations and comprehensive loss in future periods. The Company expects that the values assigned to the assets acquired and liabilities assumed will be finalized during the one-year measurement period following the Acquisition closing date. The pro forma revenues and net loss include the following adjustments based on the Company’s preliminary analysis and are subject to change as additional analysis is performed:
•revised amortization expense resulting from the acquired intangible assets,
•historical intercompany revenue recognized by GeneDx with OPKO or other related parties,
•income tax benefits resulting from the deferred tax liabilities acquired, and
•revised stock based compensation reflecting the inducement awards issued to the GeneDx employees.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Pro forma revenues	$48,293	$76,653	$138,370	$163,665

Pro forma net loss	$(147,732)	$(54,346)	$(243,636)	$(308,703)
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

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Disaggregated revenue
The following table summarizes the Company’s disaggregated revenue by payor category (in thousands):

	Three months ended June 30,
	2022	2021
Diagnostic test revenue
Patients with third-party insurance	$21,398	$40,210
Institutional customers	11,120	3,755
Self-pay patients	1,486	838
Total diagnostic test revenue	34,004	44,803
Other revenue	2,165	2,212
Total	$36,169	$47,015

	Six months ended June 30,
	2022	2021
Diagnostic test revenue
Patients with third-party insurance	$68,860	$86,409
Institutional customers	15,151	19,419
Self-pay patients	2,488	1,735
Total diagnostic test revenue	86,499	107,563
Other revenue	3,611	3,653
Total	$90,110	$111,216
Reassessment of variable consideration
Subsequent changes to the estimate of the transaction price, determined on a portfolio basis when applicable, are generally recorded as adjustments to revenue in the period of the change. The Company updates estimated variable consideration quarterly.
For the three months ended June 30, 2022, the quarterly change in estimate resulted in a net $30.1 million decrease to revenue for tests in which the performance obligation of delivering the test results was met in prior periods. $24.2 million of this decrease is related to the years December 31, 2021 and prior. The change in estimate is a result of changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and potential and actual settlements with third party payors. As described in more detail below, third-party payors may decide to deny payment or seek to recoup payments for tests performed by the Company for a number of reasons and, as a result, the Company may be required to refund payments already received, and the Company’s revenues may be subject to retroactive adjustment as a result. The Company processes requests for recoupment from third-party payors in the ordinary course of its business and reflects in the Company’s transaction price estimations. See “—Certain payor matters” below for further details regarding an ongoing matter related to certain overpayments the Company allegedly received from a third-party payor; the Company has established certain liabilities and reversed certain of its previously recorded revenue as a result of this matter and other potential settlements with payors.

Certain payor matters

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
As noted above, third-party payors, including government programs, may decide to deny payment or seek to recoup payments for tests performed by the Company that they contend were improperly billed, not medically necessary or against their coverage determinations, or for which they believe they have otherwise overpaid, including as a result of their own error. As a result, the Company may be required to refund payments already received, and the Company’s revenues may be subject to retroactive adjustment as a result of these factors among others, including without limitation, differing interpretations of billing and coding guidance, and changes by government agencies and payors in interpretations, requirements, policies and/or “conditions of participation” in various programs. The Company processes requests for recoupment from third-party payors in the ordinary course of its business, and it is likely that the Company will continue to do so in the future. If a third-party payor denies payment for testing or recoups money from the Company in a later period, reimbursement and the associated recognition of revenue for the Company’s testing services could decline.
As an integral part of the Company’s billing compliance program, the Company has and will periodically assess its billing and coding practices, respond to payor audits and overpayment claims, and investigate reported failures or suspected failures to comply with federal and state healthcare reimbursement requirements, which may arise without fault on the part of the Company. From time to time, the Company may have an obligation to reimburse Medicare, Medicaid, and third-party payors for overpayments regardless of fault. Settlements with third-party payors for retroactive adjustments due to audits, reviews, or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor, the Company’s historical settlement activity (if any), and the Company’s assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as such adjustments become known (that is, if new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations.
The Company is currently engaged in discussions with one of the Company’s third-party payors regarding certain overpayments the Company allegedly received from the payor for services that the payor alleges are not covered by, or were not otherwise properly billed to, the payor. This payor has asserted in informal discussions that it will seek recovery or recoupment in relation to the alleged overpayments if the matter cannot be settled. While the Company believes it has defenses to the payor’s allegations, it is currently engaged in discussions seeking to resolve the matter and any claim that may arise in connection therewith in a mutually satisfactory manner.
As a result of this matter, and in connection with a review of certain billing policies and procedures undertaken by management following the acquisition of GeneDx, the Company considered the need to establish reserves for potential recoupments of payments previously made by third-party payors. As of June 30, 2022, the Company has established liabilities of $39.2 million as a result of this matter and other potential settlements with payors based on the current facts and an evaluation of anticipated results that the Company believes reasonable for all potential recoupments for all third-party payors combined. This amount is included in Accounts payable and accrued expenses. See Note 15, “Supplemental Financial Information”. The Company uses estimates, judgments, and assumptions to assess whether it is probable that a significant reversal in the amount of cumulative revenue may occur in future periods, based upon information presently available. These estimates are subject to change. In addition, as discussed above, the Company has made certain adjustments to its estimated variable consideration as result of this matter and other potential settlements with payors.
Remaining performance obligations
For certain long-term collaboration service agreements with original expected durations of more than one year, the Company’s obligations pursuant to such agreement represents partially unsatisfied performance obligations as of June 30, 2022. The revenues under the agreements are estimated to be approximately $9.0 million. The Company expects to recognize the majority of this revenue over the next 3 years.
Contract assets and liabilities
Contract assets consist of the Company’s right to consideration that is conditional upon its future performance. Contract assets arise in collaboration and service agreements for which revenue is recognized over time but the Company’s right to bill the customer is contingent upon the achievement of contractually-defined milestones.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Contract liabilities consist of customer payments in excess of revenues recognized. For collaboration and service agreements, the Company assesses the performance obligations and recognizes contract liabilities as current or non-current based upon forecasted performance.
A reconciliation of the beginning and ending balances of contract assets and contract liabilities is shown in the table below (in thousands):

	Contract Assets	Contract Liabilities
December 31, 2021	$3,296	$3,769
Contract asset additions	1,067	—
Customer prepayments	—	350
Revenue recognized	—	(945)
June 30, 2022	$4,363	$3,174
The Company presents contract assets and contract liabilities with respect to customer contracts on a net basis on its condensed consolidated balance sheets. As of June 30, 2022, there were no current contract liabilities recorded and $0.5 million recorded as of December 31, 2021.
Revenues recognized that were included in the contract liability balance at the beginning of each period were $0.2 million and $1.5 million for the three months ended June 30, 2022 and June 30, 2021, respectively and $0.7 million and $2.2 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
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
As of June 30, 2022 and December 31, 2021, the Company had outstanding deferred costs to fulfill contracts of $0.8 million and $1.8 million, respectively. As of June 30, 2022 and December 31, 2021, all outstanding deferred costs were recorded as other current assets.
Amortization of deferred costs was $0.7 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively and $1.0 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively. The amortization of these costs is recorded in the cost of services on the condensed consolidated statements of operations and comprehensive loss.
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

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Level 3: Unobservable inputs that are significant to the measurement of fair value but are supported by little to no market data.
The Company’s financial assets and liabilities consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, finance leases, warrant liability, earn-out contingent liability and long-term debt. The Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term nature of these accounts.
The Company’s finance leases are classified within Level 1 of the fair value hierarchy because such finance lease agreements bear interest at rates for instruments with similar characteristics; accordingly, the carrying value of these liabilities approximate their fair values.
The Company’s loan from the Connecticut Department of Economic and Community Development is classified within Level 2 of the fair value hierarchy. As of June 30, 2022, the long-term debt was recorded at its carrying value of $11.0 million in the condensed consolidated balance sheet. The fair value was $8.9 million, which is estimated based on discounted cash flows using the yields of similar debt instruments of other companies with similar credit profiles.
The following tables set forth the fair value of financial instruments that were measured at fair value on a recurring basis (in thousands):

	As of June 30, 2022
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$54,407	$54,407	$—	$—
Total financial assets	$54,407	$54,407	$—	$—

Financial Liabilities:
Public warrant liability	$4,870	$4,870	$—	$—
Private warrant liability	2,388	—	2,388	—
Earn-out contingent liability	168	—	—	168
Contingent consideration based on milestone achievement	35,000	—	—	35,000
Total financial liabilities	$42,426	$4,870	$2,388	$35,168

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$385,370	$385,370	$—	$—
Total financial assets	$385,370	$385,370	$—	$—

Financial Liabilities:
Public warrant liability	$14,463	$14,463	$—	$—
Private warrant liability	7,092	—	7,092	—
Earn-out contingent liability	10,244	—	—	10,244
Total financial liabilities	$31,799	$14,463	$7,092	$10,244
Of the $284.6 million cash and cash equivalents presented on the condensed consolidated balance sheets as of June 30, 2022, $54.4 million was in money market funds and was classified within Level 1 of the fair value hierarchy as the fair value was based on quoted prices in active markets.
The Company’s outstanding warrants include publicly-traded warrants (the “Public Warrants”) which were originally issued in the IPO and warrants sold in a private placement to CMLS Holdings LLC (the “Private Warrants”). The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as non-current liabilities on the balance sheet at fair value upon the closing of the Business Combination, with subsequent changes in their respective fair values recognized in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss at each reporting date. As of June 30, 2022, the Public Warrants are classified within Level 1 of the fair value hierarchy as they are traded in active markets. The Private Warrants are classified within Level 2 of the fair value hierarchy as management determined the fair value of each Private Warrant is the same as that of a Public Warrant because the terms are substantially the same.
The earn-out contingent liabilities include the Company’s contingent obligation to issue earn-out shares for Legacy Sema4 stockholders (“Earn-out Shares”) as well as the Company’s contingent obligation to make additional Milestone Payments of up to $150 million to OPKO if certain revenue-based milestones are achieved for each of the fiscal years ended December 31, 2022 and December 31, 2023.
The Earn-out Shares are accounted for as a liability and required remeasurement at each reporting date. The estimated fair value of the total Earn-out Shares as of June 30, 2022 is determined based on a Monte Carlo simulation valuation model. The fair value of the earn-out contingent liability is sensitive to expected volatility estimated based on selected guideline public companies’ stock prices, the Company’s implied volatility and Company’s Class A common stock price which is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics. The key assumptions utilized in determining the Earn-out Shares valuation as of June 30, 2022 and March 31, 2022 were as follows:

	June 30, 2022	March 31, 2022
Stock price	$1.26	$3.07
Expected volatility	87.5%	72.5%
Expected term (in years)	1	1.3
Risk-free interest rate	2.81%	1.83%
The fair value determined and recorded as of March 31, 2022 and December 31, 2021 was $3.4 million and $10.2 million, respectively. During the three and six months ended June 30, 2022 a gain of $3.3 million and $10.1 million was recorded, respectively, in the change in fair market value of warrant and earn-out contingent liability in the condensed consolidated statements of operations and comprehensive loss based on re-measurement performed as of the period end date.
The Milestone Payments contingent liability represents additional acquisition consideration to pay up to $150 million based on the achievement of GeneDx revenue-based milestones in fiscal years 2022 and 2023. Subject to the terms and conditions of the Acquisition Merger Agreement, (a) the first Milestone Payment of $112.5 million will become due and payable if the revenue of the GeneDx group for the fiscal year 2022 equals or exceeds $163 million and (b) the second Milestone Payment of $37.5 million will become due and payable if the revenue of the GeneDx group for the fiscal year 2023 equals or exceeds $219 million; provided that 80% of the Milestone Payment for the first milestone period or the second milestone period, as applicable, will become payable in respect of such period if the GeneDx group achieves 90% of the applicable Milestone Event revenue target for such period, which amount will scale on a linear basis up to 100% of the applicable Milestone Payment at 100% of the applicable revenue target. Each Milestone Payment will be satisfied through the payment and/or issuance of a combination of cash and shares of the Company’s Class A common stock (valued at $4.86 per share), with such mix to be determined at the Company’s sole discretion.
The Company recorded the fair value of the Milestone Payments for $35 million as of June 30, 2022, of which $28 million is presented as current liabilities in the condensed consolidated balance sheets. A gain of $17 million was recorded in the change in fair market value of warrant and earn-out contingent liabilities in the condensed consolidated statements of operations and comprehensive loss based on re-measurement performed as of the period end date. The fair value was determined based on a Monte Carlo simulation valuation model and the key assumptions include revenue projections, revenue volatility of 17.5%, and share price of $1.26 per share.
The earn-out contingent liabilities are categorized as Level 3 of the fair value hierarchy as the Company utilizes unobservable inputs in estimating the fair value. There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Laboratory equipment	$38,809	$28,552
Equipment under finance leases	21,266	21,384
Leasehold improvements	35,525	21,905
Capitalized software	30,120	25,693
Building under finance lease	6,276	6,276
Construction in-progress	8,681	940
Computer equipment	9,342	6,634
Furniture, fixtures and other equipment	3,772	3,241
Total property and equipment	153,791	114,625
Less: accumulated depreciation and amortization	(64,336)	(51,906)
Property and equipment, net	$89,455	$62,719
For the three months ended June 30, 2022 and 2021, depreciation and amortization expense was $6.6 million and $5.6 million. For the six months ended June 30, 2022 and 2021, depreciation and amortization expense was $12.4 million and $10.5 million, respectively. This included software amortization expense of $1.7 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively and $3.3 million and $2.6 million for the six months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense is included within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,
	2022	2021
Cost of services	$3,316	$4,087
Research and development	1,989	1,446
Selling and marketing	1	1
General and administrative	1,321	85
Total depreciation and amortization expenses	$6,627	$5,619

	Six months ended June 30,
	2022	2021
Cost of services	$6,132	$7,145
Research and development	3,838	2,697
Selling and marketing	2	1
General and administrative	2,458	678
Total depreciation and amortization expenses	$12,430	$10,521
7. Related Party Transactions
For three months ended June 30, 2022 and 2021, the Company incurred certain related party costs. There were no expenses recognized under the Transition Services Agreement with ISMMS (the “ISMMS TSA”) for the three months ended June 30, 2022 and 2021. There were no expenses recognized under the ISMMS TSA for the six months ended June 30, 2022 and $1.4 million for the six months ended June 30, 2021 which is presented within related party expenses in the condensed consolidated statements of operations and comprehensive loss. The Company had no ISMMS TSA payables due to ISMMS as of June 30, 2022 and December 31, 2021. The ISMMS TSA expired on March 28, 2021.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Expenses recognized pursuant to other service arrangements with ISMMS, including certain sub-lease arrangements the Company has through ISMMS, totaled $2.3 million and $1.9 million for the three months ended June 30, 2022 and 2021, respectively and $4.2 million and $2.6 million for the six months ended June 30, 2022 and 2021, respectively. These amounts include certain lease expenses the Company incurs and pay to ISMMS for certain sub-lease arrangements. They are included in either cost of services or related party expenses on the condensed consolidated statements of operations and comprehensive loss depending on the particular activity to which the costs relate. Payables due to ISMMS for the other service arrangements were $1.9 million $2.6 million as of June 30, 2022 and December 31, 2021, respectively. These amounts include unpaid lease payments the Company accrued for the payments to be made to ISMMS and are included within due to related parties on the Company’s condensed consolidated balance sheets.
Additionally, in the six months ended June 30, 2022, the Company has purchased $1.0 million of diagnostic testing kits and materials and $0.9 million was recorded in cost of services from an affiliate of a member of the Board of Directors who has served in the role since July 2021. The prices paid represent market rates. Payables due were $0.1 million and $0.1 million as of June 30, 2022 and December 31, 2021, respectively.
GeneDx and OPKO entered into a Transition Services Agreement dated as of April 29, 2022 (the “OPKO TSA”) pursuant to which OPKO has agreed to provide, at cost, certain services in support of the Acquisition of the GeneDx business through December 31, 2022, subject to certain limited exceptions, in order to facilitate the transactions contemplated by the Acquisition Merger Agreement, including human resources, information technology support, and finance and accounting. The Company recognized $0.3 million in costs for the three months ended June 30, 2022. This amount was unpaid and presented in due to related parties in condensed consolidated balance sheets as of June 30, 2022.
The Company also recorded $4.5 million of receivables from OPKO related to the Acquisition closing working capital adjustment. This amount is presented as other current assets in condensed consolidated balance sheets as of June 30, 2022.
Total related party costs are included within cost of services and related party expenses in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,
	2022	2021
Cost of services	$1,348	$1,008
Related party expenses	1,731	888
Total related party costs	$3,079	$1,896

	Six months ended June 30,
	2022	2021
Cost of services	$2,404	$1,286
Related party expenses	3,015	2,685
Total related party costs	$5,419	$3,971
8. Long-Term Debt
Loan and Security Agreement (the “SVB Agreement”)
On November 15, 2021, the Company and Sema4 OpCo, Inc. (together, the “Borrower”) entered into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank (“SVB”). The SVB Agreement provides for a revolving credit facility (the “Revolver”) up to an aggregate principal amount of $125.0 million, including a sublimit of $20.0 million for Letters of Credit (as such terms are defined in the SVB Agreement). The outstanding principal amount of any Advance (as such term is defined in the SVB Agreement) will bear interest at a floating rate per annum equal to the greater of (1) 4.00% and (2) the Prime Rate plus the Prime Rate Margin. The Revolver will mature on November 15, 2024. In connection with entering into the SVB agreement, the Company paid $0.5 million in debt issuance costs during 2021. The Company will pay an additional $0.5 million in fees to SVB at each anniversary of the SVB Agreement date for a total of $1.0 million and these fees are recorded in other current liabilities and other liabilities in the condensed consolidated balance sheets as of June 30, 2022. These costs are capitalized and amortized on a straight-line basis over the contractual term. Any unused fees charged on the Revolver is expensed as incurred.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The SVB Agreement also includes customary events of default, including failure to pay principal, interest or certain other amounts when due, material inaccuracy of representations and warranties, violation of covenants, certain bankruptcy and insolvency events, certain undischarged judgments, material invalidity of guarantees or grant of security interest, material adverse change, and involuntary delisting from the Nasdaq Stock Market, in certain cases subject to certain thresholds and grace periods. If one or more events of default occurs and continues beyond any applicable cure period, SVB may, without notice or demand to the Borrower, terminate its commitment to make further loans and declare all of the obligations of the Borrowers under the SVB Agreement to be immediately due and payable. The Company was in compliance with all covenants as of June 30, 2022.
No amounts have been drawn under the SVB Agreement as of June 30, 2022.
2016 Funding Commitment
In June 2017, ISMMS assigned a loan funding commitment from the Connecticut Department of Economic and Community Development (“DECD”) to the Company (as amended, the “DECD Loan Agreement”). The DECD Loan Agreement, provides for a total loan commitment of $15.5 million at a fixed annual interest rate of 2.0% for a term of 10 years. The Company is required to make interest-only payments through July 2023 and principal and interest payments commencing in August 2023. The final payment of principal and interest is due in July 2028. However, under the terms of the DECD Loan Agreement, the DECD may grant partial principal loan forgiveness of up to $12.3 million in the aggregate. Such forgiveness is contingent upon the Company achieving job creation and retention milestones and $4.5 million has been forgiven as of June 30, 2022. This commitment is collateralized by providing a security interest in certain machinery and equipment the Company acquired from ISMMS, as defined in a separate security agreement.
The outstanding loan balance from the DECD Loan Agreement was $11.0 million as of June 30, 2022 and December 31, 2021.
Maturities of Long-Term Debt
As of June 30, 2022, long-term debt matures as follows (in thousands):

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

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
9. Leases
Lease Accounting
The Company enters into contracts in the normal course of business and assesses whether any such contracts contain a lease. The Company determines if an arrangement is a lease at inception if it conveys the right to control the identified asset for a period of time in exchange for consideration. The Company classifies leases as operating or financing in nature. All lease liabilities are measured at the present value of the associated payments, discounted using the Company’s incremental borrowing rate determined based on the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for similar term and in a similar economic environment on a collateralized basis, unless there is a rate implicit in the lease that is readily determinable.
Operating Leases
The Company's operating lease arrangements are principally for office space and laboratory facilities. The Company’s headquarter lease was initially entered into via sub-lease agreements with ISMMS and a third party and they will expire in 2034. The agreements include escalating rent and rent-free period provisions. Pursuant to the terms of the lease agreement,

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
the Company was required to have issued an irrevocable standby letter of credit to the lessor for $0.9 million, which was included in restricted cash on the condensed consolidated balance sheets as of June 30, 2022 and consolidated balance sheets as of December 31, 2021.
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
In April 2022, the Company acquired an operating lease for office space and laboratory operations in connection with the GeneDx acquisition. The lease includes a base term of 9 years remaining from the date of acquisition and an escalating rent provision.
Finance Leases
The Company enters into various finance lease agreements to obtain laboratory equipment that contain bargain purchase commitments at the end of the lease term. The leases are secured by the underlying equipment. As discussed above, the Company also leases a building used for office and laboratory space in which the building is accounted for as a finance lease and the land is as an operating lease. The interest rate used for the Stamford Lease is 13.1%, which is used to measure the operating and finance lease liability. As of December 31, 2021, the finance lease obligations of $3.4 million and $18.4 million were included in other current liabilities and other liabilities, respectively, on the consolidated balance sheets.
The tables below present financial information associated with the Company’s leases. This information is only presented as of, and for the three and six months ended, June 30, 2022 because, the Company adopted the ASC 842 using a transition method that does not require application to periods prior to adoption (in thousands).

	Classification	June 30, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$44,038
Finance lease assets	Property and Equipment, net	12,160
Total lease assets		$56,198

Liabilities
Current
Operating	Due to related parties	$566
	Short-term lease liabilities	1,815
Finance	Due to related parties	304
	Short-term lease liabilities	2,940
Non-current
Operating	Long-term lease liabilities	45,484
Finance	Long-term lease liabilities	17,322
Total lease liabilities		$68,431

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Lease cost	Three months ended June 30, 2022	Six months ended June 30, 2022
Operating lease cost
Operating lease cost	$1,582	$2,962
Short-term lease cost	137	306
Variable lease cost	152	279
Total operating lease cost	$1,871	$3,547

Finance lease cost
Depreciation and amortization of leased assets	$912	$1,824
Interest on lease liabilities	531	1,083
Total finance lease cost	$1,443	$2,907
Total lease cost	$3,314	$6,454
Future minimum lease payments under non-cancellable leases as of June 30, 2022 are as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
2022 (remainder of the year)	$2,684	$2,532	$5,216
2023	3,994	3,584	7,578
2024	5,504	2,763	8,267
2025	5,925	2,451	8,376
2026	6,066	2,003	8,069
Thereafter	57,511	49,884	107,395
Total	$81,684	$63,217	$144,901
Less: imputed interest	$(33,819)	$(42,651)	$(76,470)
Present value of lease liabilities	$47,865	$20,566	$68,431
Other information related to leases as of and for six months ended June 30, 2022 are as follows:

June 30, 2022
Weighted-average remaining lease term (years)
Operating leases	12.7
Finance leases	18.2

Weighted-average discount rate
Operating leases	6.8%
Finance leases	10.7%

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,644
Operating cash flows from finance leases	$1,083
Financing cash flows from finance lease	$1,634

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
10. Commitments and Contingencies
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments primarily related to material and service agreements, laboratory supplies and software. At June 30, 2022, the Company’s total future payments under noncancellable unconditional purchase commitments having a remaining term of over one year were $28.4 million.

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
The Company was not a party to any material legal proceedings as of June 30, 2022, nor is it a party to any material legal proceedings as of the date of issuance of these unaudited condensed consolidated financial statements.
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
On July 22, 2021, in connection with the Business Combination, the 2021 Plan became effective and 32,734,983 authorized shares of Class A common stock were reserved for issuance thereunder. The 2021 Plan will be administered by the Compensation Committee of the Company’s Board of Directors, including determination of the vesting, exercisability and payment of the awards to be granted under the 2021 Plan. No awards granted under the 2021 Plan are exercisable after
10 years from the date of grant, and the awards granted under the 2021 Plan generally vest over a four-year period on a graded vesting basis.
Additionally, on May 2, 2022, the compensation committee of the Company’s board of directors granted newly-hired employees inducement stock options to purchase an aggregate of 4,932,132 shares of the Company’s Class A common stock and 4,285,208 RSUs as inducements material to each employee entering into employment with the Company. The stock options have an exercise price of $2.20 per share, which was equal to the closing price of the Company’s Class A common stock on the grant date. The stock options and RSUs granted to the newly-hired employees other than the Company’s CEO, Chief Commercial Officer, and SVP Operations will vest with respect to 25% of the underlying shares on April 29, 2023, and will vest with respect to the remaining underlying shares in equal quarterly installments thereafter through April 29, 2026, in each case subject to the new employee’s continued service with the company. The stock options and RSUs granted to the Company’s CEO, Chief Commercial Officer, and SVP Operations will vest with respect to 25% of the underlying shares on April 29, 2023 and 25% of the underlying shares on April 29, 2024, and will vest with respect to the remaining underlying shares in equal quarterly installments thereafter through April 29, 2026, in each case subject to his or her continued service with the company. Each stock option has a 10-year term. The stock options and RSUs are subject to the terms and conditions identical to those of the 2021 Plan and a stock option agreement or restricted stock unit agreement, as applicable, covering the grant.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) became effective in connection with the Business Combination. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. On each January 1 of each of 2022 through 2031, the aggregate number of shares of Class A common stock reserved for issuance under the 2021 Plan may be increased automatically by the number of shares equal to one percent (1%) of the total number of shares of all classes of common stock issued and outstanding immediately preceding December 31. The Company did not make any grants of purchase rights under the 2021 ESPP during the quarter ended June 30, 2022. A total of 7,229,799 shares of Class A common stock have been reserved for future issuance under the 2021 ESPP.
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
The following summarizes the stock option activity, which reflects the conversion of the options granted under the 2017 Plan into awards with respect to the Company Class A common stock in connection with the consummation of the Business Combination (in thousands, except share and per share amounts):

	Stock Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2021	30,905,543	$1.24
Options granted	10,362,635	2.61
Options exercised	(6,325,176)	0.29
Options forfeited or canceled	(1,495,899)	3.91
Balance at June 30, 2022	33,447,103	$1.73
Options exercisable at June 30, 2022	18,327,732	$0.74
As of June 30, 2022, unrecognized stock-based compensation cost related to the unvested portion of the Company’s stock options was $28.2 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 1.74 years.
The fair value of the stock option awards for the period ended June 30, 2022 and June 30, 2021 were estimated using the Black-Scholes option pricing model with the following assumptions:

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Six Months ended June 30,
	2022	2021
Expected volatility	65.20% - 75.00%	46.60%- 71.60%
Expected term (in years)	5.48-6.07	0.17- 1.50
Risk-free interest rate	1.65%-3.03%	0.05%- 0.25%
Dividend yield	—	—
Fair value of Class A common stock	$2.20-$3.45	$5.00- $12.06
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
Restricted Stock Units (RSUs)
The Company issued time-based RSUs to employees under the 2021 Plan. The RSUs automatically convert to shares of Class A common stock on a one-for-one basis as the awards vest. The Company measures the value of RSUs at fair value based on the closing price of the underlying Class A common stock on the grant date. The RSUs granted generally vest over a four year vesting period from the grant date, however, certain grants include vesting term that begins vesting 12 months from the grant date. The following table summarizes the activity related to the Company's time-based RSUs:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Balance at December 31, 2021	12,589,558	$7.64
Restricted Stock Units granted	14,455,696	2.80
Restricted Stock Units vested	(924,019)	7.41
Restricted Stock Units forfeited	(2,723,870)	6.33
Balance at June 30, 2022	23,397,365	$4.81
Additionally, the Company issued 126,980 RSUs subject to both service and performance based vesting conditions to the Executive Chairman of the Company. The grant date was established during the second quarter period and vesting of the RSUs will be based on the achievement of performance goals established for calendar year 2022.
As of June 30, 2022, unrecognized stock-based compensation cost related to the unvested portion of the Company’s RSUs was $70.6 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 1.80 years.
Earn-out RSUs
The grant date fair value determined for Triggering Event I, II and III was $1.82, $1.39 and $0.94 per unit, respectively. Any re-allocated RSUs due to the Sema4 Legacy option holders’ forfeiture activities during the three months ended June 30, 2022 were accounted for as new grants and the fair value determined for Triggering Event I, II and III was $0.01, $0.01 and $0.01 per unit, respectively. Based on the grant date fair value, the Company expects to record total expense related to the earn-out RSU awards of $2.1 million without considering the impact of the Sema4 Legacy option holders’ forfeiture activities. The Company expects to recognize the stock-compensation cost over the longer of the derived service period or service period.
Stock Appreciation Rights (SAR) Activity
The Company historically granted SAR to one employee and one consultant with exercise condition of a liquidation event. As a result of the Business Combination, settlement of the outstanding vested SARs in exchange for a cash payment

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
and to cancel the outstanding unvested SARs was agreed upon and an expense of $3.8 million related to the vested SAR was recognized by the Company. There were no outstanding SARs as of June 30, 2022.
During the three and six months ended June 30, 2022, the Company recorded a reversal of stock-based compensation of $4.5 million and $9.7 million, respectively due to forfeiture activities upon employee terminations. Stock-based compensation expense for all awards granted and outstanding is included within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,
	2022	2021
Cost of services	$1,810	$(306)
Research and development	6,515	(370)
Selling and marketing	1,485	1,065
General and administrative	12,911	(908)
Total stock-based compensation expense	$22,721	$(519)

	Six months ended June 30,
	2022	2021
Cost of services	$3,191	$18,169
Research and development	10,856	37,817
Selling and marketing	4,310	19,753
General and administrative	21,923	88,704
Total stock-based compensation expense	$40,280	$164,443
12. Income Taxes
Income tax benefit for the six months ended June 30, 2021 and 2022 was zero and $49.1 million, respectively. Income taxes for these periods are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events should they occur. The Company’s estimated annual effective tax rate was —% and 0.27% for the three and six months ended June 30, 2022, respectively.
The difference between the Company’s effective tax rates in 2022 and 2021 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company currently has valuation allowances against a significant portion of its deferred tax assets primary related to its net operating loss carryforwards and tax credit carryforwards.
In connection with the Company’s acquisition of GeneDx, the Company recorded a deferred tax liability of $51.8 million in purchase accounting. This deferred tax liability serves as a source of future taxable income to support a release of valuation allowance of $48.6 million, which resulted in a deferred tax benefit recorded discretely in the three months ended June 30, 2022.
13. Net Loss per Share
Basic and diluted loss per share attributable to common stockholders was calculated as follows (amounts in thousands, except for share and per share amounts):

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended June 30,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(85,742)	$(46,161)
Denominator:
Denominator for basic and diluted earnings per share-weighted-average common shares	337,752,029	1,100,734
Basic and diluted loss per share	$(0.25)	$(41.94)

	Six months ended June 30,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(162,638)	$(237,936)
Denominator:
Denominator for basic and diluted earnings per share-weighted-average common shares	291,318,351	826,778
Basic and diluted loss per share	$(0.56)	$(287.79)
As a result of the Business Combination Merger, the Company has retroactively adjusted the weighted-average number of shares of common stock outstanding prior to the Business Combination Merger by multiplying them by the conversion ratio of 123.8339 used to determine the number of shares of common stock into which they converted. The common stock issued as a result of the redeemable convertible preferred stock conversion upon closing of the Business Combination Merger was included in the basic and diluted earnings/(loss) per share calculation on a prospective basis.
Prior to the consummation of the Business Combination Merger, the Company applied the two-class method to calculate its basic and diluted net loss per share of common stock, as there were outstanding Class B common stock and redeemable convertible preferred stock that were participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. As the securities were all converted into Sema4 Holdings Class A common stock upon consummation of the Business Combination Merger, all outstanding Legacy Sema4 Class B common stock has been retroactively converted to the Sema4 Holdings Class A common stock.
The following tables summarize the outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been anti-dilutive:

	Three months ended June 30,
	2022	2021
Outstanding options and RSUs to purchase Class A common stock	56,844,468	28,903,180
Outstanding warrants	21,994,972	—
Outstanding earn-out shares	2,239,220	—
Outstanding earn-out RSUs	16,782,356	—
Redeemable convertible preferred stock (on an if-converted basis)	—	171,535,213
Total	97,861,016	200,438,393
14. Restructuring Costs
During the six months ended June 30, 2022, the Compensation Committee of the Company’s Board of Directors approved by written consents, dated February 17, 2022 and May 2, 2022 a restructuring plan that was executed by management and restructuring charges were incurred and recorded in connection therewith. These costs include severance packages offered to the employees impacted by the plan and third party consulting costs. Additionally, the Board of Directors approved additional headcount reductions in an effort to streamline operations, and the Company recognized

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
additional expenses during the second quarter of 2022. The table below provides certain information concerning restructuring activity during the six months:

	Reserve Balance at December 31, 2021	Charged to Costs and Expenses	Payments and Other	Reserve Balance at June 30, 2022
Severance	$—	$5,235	$(4,757)	$478
Others	—	4,326	(1,600)	2,726
Total	$—	$9,561	$(6,357)	$3,204
The Company may incur additional expenses not currently contemplated due to events associated with the reduction in force. The charges that the Company expects to incur in connection with the reduction in force are estimates and subject to a number of assumptions, and actual results may differ materially. In addition, see Note 16, “Subsequent Events” for a discussion of additional exit activities subsequent to June 30, 2022.
15. Supplemental Financial Information
Accounts payable and accrued expenses consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021

Accounts payable	$53,302	$44,693
Accrued purchases	23,007	19,758
Reserves for refunds to insurance carriers	39,194	—
Other	375	350
Total	$115,878	$64,801
Other current liabilities consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021

Accrued bonus	$12,353	$13,561
Accrued payroll	10,883	7,013
Accrued benefits	3,106	1,057
Accrued commissions	2,881	2,826
Indemnification liabilities	13,470	—
Current portion of the contingent consideration liabilities	28,000	—
Other	10,926	8,930
Total	$81,619	$33,387
16. Subsequent Events
During the third quarter of 2022, the Board of Directors approved a restructuring plan that contemplates exiting the Company’s somatic tumor testing business and closing the Company’s laboratory in Branford, CT, by December 31, 2022. In connection with the plan, the Company is also eliminating approximately 250 positions, representing about 13% of its workforce, which, combined with the Company’s prior reductions in force during 2022, will result in the elimination of approximately 30% of the roles from the Legacy Sema4 business. As a result of this decision, the Company currently estimates the impact of these actions to result in between $8.5 million and $11.5 million of cash charges primarily related to severance packages offered to the employees impacted by the plan to be incurred primarily during the second half of the year. The amount of this expected charge is an estimate, and the amount and timing of actual charges may vary due to a variety of factors. The Company also expects to incur non-cash charges, which are currently not able to be estimated.

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
Overview
We are a leading health intelligence company—one that can unlock insights from data, leading to healthier lives and a healthier society. We are focused on delivering a portfolio of genomic and data solutions to guide patients through their family health journey. That includes family planning, delivery, pediatrics, hereditary cancer screening, and rare disorders for children and adults.
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
We have since established a market leading health intelligence platform, accelerating the use of genomics and leveraging large-scale clinical data to enhance the standard of care through extensive precision medicine solutions. Our business was further strengthened in April 2022 by the acquisition of GeneDx, a leader in genomic testing and analysis for rare disorders. We believe the transaction positions Sema4 as one of the largest and most advanced providers of genomic testing in the U.S. and further strengthens our health information database to transform patient care and improve therapeutic development. We now maintain a database that includes patient data available for research on approximately 12 million patients from a number of public and proprietary sources. More than five million patients are available with clinical data through our partnership health systems and genomic testing solutions that may include structured and unstructured data available for deeper curation to construct more comprehensive natural histories of patients.
Currently, we derive the majority of our revenue from our diagnostic test solutions. Our diagnostic business generates revenue and engages with healthcare professionals working with patients primarily through our Reproductive Health/Women’s Health and Pediatrics/NICU solutions.
Our Reproductive Health/Women’s Health solutions sequence and analyze an industry-leading number of genes and use interpretive information tools to translate raw sequencing and clinical data efficiently and accurately into digestible clinical reports that guide decision-making by patients and physicians. These solutions also include Sema4 Signal Hereditary Cancer, which determines if a patient carries an inherited genetic change that increases the risk of cancer or informs on cancer treatment.
Our Pediatrics/NICU offerings include testing solutions for children, both inpatient in the neonatal intensive care unit (NICU) and pediatric intensive care unit (PICU) and outpatient for developmental delay and neurodevelopmental delay as well as rare disease for children and adults. We have the industry-leading exome, which includes comprehensive CNV (copy number variation) analysis and have an extensive database of over 375,000 clinically sequenced exomes and more than two million structured phenotypes.
We will be discontinuing our somatic tumor profiling business by December 31, 2022. This business represents less than 1% of our revenue and approximately $35 million of our annual expenses. We expect that exiting this business will result in significant cost savings during the second half of 2022 and 2023, and will positively impact our gross margins. Additionally, beginning in May of 2020 through March 31, 2022, we provided diagnostic testing services to identify the presence of COVID-19.
We have expanded beyond diagnostic testing to enter into service agreements with third parties to provide diagnostic testing, research, and related data aggregation reporting services. We have established and continue to seek strategic relationships with pharmaceutical and biotech, or Biopharma, companies to enable innovation across the entire drug lifecycle, from next-generation drug discovery and development, to post-market efficacy surveillance, to informing on bioavailability, toxicity, tolerability, and other features critical to drug development.
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
Third-party payors may decide to deny payment or seek to recoup payments for tests performed by us that they contend were improperly billed, not medically necessary or against their coverage determinations, or for which they believe they have otherwise overpaid. As a result, we may be required to refund payments already received, and our revenues may be subject to retroactive adjustment as a result of these factors among others. In particular, we are currently engaged in discussions with one of our third-party payors regarding certain overpayments we allegedly received from the payor for services that the payor alleges are not covered by, or were not otherwise properly billed to, the payor. As a result of this matter and other potential settlements with payors, we have established certain liabilities and reversed certain of our previously recorded revenue. We intend to seek to resolve this matter and any other recovery or recoupment claims in a mutually satisfactory manner, although it is possible that any such settlement may also result in lowered contracted reimbursement rates for our tests. For more information regarding this matter, see Note 4, “Revenue Recognition” to our unaudited condensed consolidated financial statements included within this Quarterly Report.
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

Investment in platform innovation to support commercial growth
We are seeking to leverage and deploy our platforms to develop a pipeline of future disease-specific research and diagnostic and therapeutic products and services. We have limited experience in the development or commercialization of clinical or research products in connection with our database and platform.
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
During the six months ended June 30, 2022, we resulted 276,171 tests in our laboratories, 73,408 tests of which were for COVID-19, compared to the six months ended June 30, 2021, in which we resulted 357,785 tests in our laboratories, 218,757 of which were for COVID-19. This 46% increase in resulted volumes, excluding COVID-19 tests volumes, was as a result of the inclusion of volumes from GeneDx’s laboratories following the closing of the GeneDx acquisition.
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
Acquisition of GeneDx
In January 2022, we and our wholly-owned subsidiaries, Orion Merger Sub I, Inc., or Merger Sub I, and Orion Merger Sub II, LLC, or Merger Sub II, entered into an Agreement and Plan of Merger and Reorganization (which we refer to, as amended, as the “Acquisition Merger Agreement”), with GeneDx, Inc., a New Jersey corporation, or GeneDx, and a wholly-owned subsidiary of OPKO Health, Inc., or OPKO, GeneDx Holding 2, Inc., or Holdco, and OPKO to acquire 100% of GeneDx (which we refer to as the “Acquisition”). Subject to the terms and conditions of the Acquisition Merger Agreement, we agreed to pay consideration to OPKO for the Acquisition of (i) $150 million in cash at the closing of the Acquisition, subject to certain adjustments as provided in the Acquisition Merger Agreement, (ii) 80 million shares of our Class A common stock to be issued at the closing of the Acquisition and (iii) up to $150 million payable following the closing of the Acquisition, if certain revenue-based milestones were achieved for each of the fiscal years ending December 31, 2022 and December 31, 2023. These milestone payments, if and to the extent earned under the terms of the Acquisition Merger Agreement, will be satisfied through the payment and/or issuance of a combination of cash and shares of our Class A common stock (valued at $4.86 per share, subject to adjustment for stock splits and similar changes), with such mix to be determined in our sole discretion.
The Acquisition closed on April 29, 2022. Our net loss for the three and six months ended June 30, 2022 includes the results of operations of GeneDx from the date of acquisition. We expect to leverage the combined health information database of Sema4 and GeneDx to partner with additional health systems and biopharma companies to transform patient care and therapeutic development and enable precision medicine for all.
Concurrently with the execution of the Acquisition Merger Agreement, we entered into subscription agreements with certain institutional investors, pursuant to, and on the terms and subject to the conditions of which, these investors collectively subscribed for 50 million shares of our Class A common stock for an aggregate purchase price equal to $200 million (which we refer to as the “Acquisition PIPE Investment”). The Acquisition PIPE Investment was consummated substantially concurrently with the closing of the Acquisition.
Components of Results of Operations
Revenue
We derive the majority of our revenue from diagnostic testing services, which primarily relate to Reproductive Health/Women’s Health, Pediatrics/NICU and COVID-19. We also recognize revenue from collaboration service agreements with Biopharma companies and other third parties pursuant to which we provide diagnostic testing and related data aggregation reporting services. As discussed above, we discontinued COVID-19 testing services as of March 31, 2022 and no longer provide such testing services. We also intend to discontinue our somatic tumor profiling business by December 31, 2022.
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
Our ability to increase our diagnostic test revenue will depend on our ability to increase our market penetration, obtain contracted reimbursement coverage from third-party payors, enter into contracts with institutions, and increase our reimbursement rate for tests performed.
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
Related Party Expenses
Related party expenses consist of amounts due to ISMMS for expenses under our Transition Services Agreement with ISMMS, or the ISMMS TSA, which expired at the end of the first quarter of 2021, and other service agreements. In addition, GeneDx and OPKO entered into a Transition Services Agreement dated as of April 29, 2022, or the OPKO TSA, pursuant to which OPKO has agreed to provide, at cost, certain services in support of the Acquisition of the GeneDx business through December 31, 2022, subject to certain limited exceptions, in order to facilitate the transactions contemplated by the Acquisition Merger Agreement. Additional information can be found in the audited financial statements in Note 7, “Related Party Transactions” included within our Annual Report on Form 10-K for the year ended December 31, 2021, and our unaudited condensed consolidated financial statements in Note 7, “Related Party Transactions” included within this Quarterly Report.
We generally expect related party expenses to decrease as we establish our own internal and external resources to fulfill the administrative and other services we have historically procured from ISMMS and following the expiration of the OPKO TSA.
Interest Income
Interest income consists of interest earned on money market funds.
Interest Expense
Interest expense consists of interest costs related to our finance leases and our long-term debt arrangements, including unused line fee and the amortization of deferred transaction costs related to the loan and security agreement entered into with Silicon Valley Bank to provide a $125 million revolving credit facility described elsewhere in this report. No amounts have been drawn under the revolving credit facility as of June 30, 2022.
Other Income
Other income consists of funding received under the CARES Act. We recognized $5.6 million of additional funding received under the CARES Act during the first quarter of 2021 and the amount is included in other income for the six months ended June 30, 2021.

Comparison of the three months ended June 30, 2022 and 2021
The following table sets forth our results of operations for the periods presented:

	Three months ended June 30,
	2022	2021 (1)
	(in thousands)
Revenue
Diagnostic test revenue	$34,004	$44,803
Other revenue	2,165	2,212
Total revenue	36,169	47,015
Cost of services	65,767	48,179
Gross profit (loss)	(29,598)	(1,164)
Research and development	27,168	11,952
Selling and marketing	36,118	18,574
General and administrative	68,034	12,870
Related party expenses	1,731	888
Loss from operations	(162,649)	(45,448)

Other income (expense), net:
Change in fair market value of warrant and earn-out contingent liabilities	28,182	—
Interest income	382	9
Interest expense	(790)	(722)
Other income	56	—
Total other income (expense), net	27,830	(713)
Loss before income taxes	$(134,819)	$(46,161)
Income tax provision	49,077	—
Net loss and comprehensive loss	$(85,742)	$(46,161)
(1) As previously disclosed in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, certain adjustments were made to reclassify certain expenses between cost of services and operating expenses. The adjustments are reflected as disclosed.
Revenue

			Change
	Three months ended June 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Diagnostic test revenue	$34,004	$44,803	$(10,799)	(24)%
Other revenue	2,165	2,212	(47)	(2)%
Total revenue	$36,169	$47,015	$(10,846)	(23)%

Total revenue decreased by $10.8 million, or 23%, to $36.2 million for the three months ended June 30, 2022, from $47.0 million for the three months ended June 30, 2021.
Diagnostic test revenue period over period overall decreased by $10.8 million, or 24%, to $34.0 million for the three months ended June 30, 2022, from $44.8 million for the three months ended June 30, 2021. The decrease was primarily attributable to a reversal of revenue recorded in the second quarter of 2022 related to a third party-payor’s allegation regarding certain overpayments we allegedly received from the payor for services alleged to be uncovered by, or were not otherwise properly billed to, the payor. This revenue reversal relates both to this matter and other potential settlements with payors, and the vast majority of this revenue reversal was related to periods prior to the second quarter of 2022. For more information regarding this matter, see Note 4, “Revenue Recognition” to our unaudited condensed consolidated financial statements included within this Quarterly Report. This decrease was offset by an increase of $26.1 million in revenue due to the GeneDx acquisition and its revenue generated for May and June 2022.

Other revenue decreased by a nominal amount for the three months ended June 30, 2022, from the three months ended June 30, 2021.
Cost of Services

			Change
	Three months ended June 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Cost of services	$65,767	$48,179	$17,588	37%
Cost of services increased by $17.6 million, or 37%, to $65.8 million for the three months ended June 30, 2022, from $48.2 million for the three months ended June 30, 2021. The increase was primarily driven by the following components: a $5.4 million increase in overall personnel-related expenses driven by increase in headcount; and a $13.8 million increase in lab reagents, supplies and kits driven by increased sales volume. This increase was offset by a $1.6 million decrease in outside labor costs as the need for temporary hires contracted to perform COVID-19 testing activities was no longer required.
Research and Development

			Change
	Three months ended June 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Research and development	$27,168	$11,952	$15,216	127%
Research and development expense increased by $15.2 million, or 127%, to $27.2 million for the three months ended June 30, 2022, from $12.0 million for the three months ended June 30, 2021. The increase was primarily attributable to a $6.9 million increase in stock-based compensation expense; a $6.1 million increase in other personnel-related expenses driven by increase in headcount; an increase of $1.7 million in consultant services for product development related activities; and an increase of $0.4 million in depreciation and amortization expense.
Selling and Marketing

			Change
	Three months ended June 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Selling and marketing	$36,118	$18,574	$17,544	94%
Selling and marketing expense increased by $17.5 million, or 94%, to $36.1 million for the three months ended June 30, 2022, from $18.6 million for the three months ended June 30, 2021. The increase was primarily attributable to a $12.8 million increase in personnel-related costs driven by increase in headcount; a $1.0 million increase in other lab services for genetic counseling related to medical education; a $1.0 million increase in information technology-related expenses; a $1.3 million increase in business travel and business expenses due to the lifting of COVID-19 travel restrictions. Additionally, there was an increase of $0.8 million in amortization expense related to acquisition intangible assets.
General and Administrative

			Change
	Three months ended June 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
General and administrative	$68,034	$12,870	$55,164	429%

General and administrative expense increased by $55.2 million, or 429%, to $68.0 million for the three months ended June 30, 2022, from $12.9 million for the three months ended June 30, 2021. The decrease was primarily attributable to $13.9 million and $11.9 million increases in stock-based compensation expense and other personnel-related costs driven by increase in headcount; a $18.2 million increase in professional services incurred in connection with the Acquisition related to due diligence, advisory, legal and business integration services; a $3.9 million increase in information technology related expenses due to increased cloud storage requirements; a $2.0 million increase in insurance expenses driven by the commencement of director’s insurance policy; a $3.1 million increase in depreciation and amortization expense driven by computer equipment and acquisition intangibles; a $1.0 million increase in tax expenses; and a $1.0 million increase due to reallocation of certain costs between departments during the fourth quarter of 2021 as a result of a change in estimate.
Related Party Expenses

			Change
	Three months ended June 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Related party expenses	$1,731	$888	$843	95%
Related party expenses increased by $0.8 million, or 95%, to $1.7 million for the three months ended June 30, 2022, from $0.9 million for the three months ended June 30, 2021. The increase was primarily attributable to fees related to support certain services pursuant to the OPKO TSA as a result of the acquisition of GeneDx and an increase in information technology related services provided by ISMMS.
Interest Income

			Change
	Three months ended June 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Interest income	$382	$9	$373	4144%
Interest income increased by $0.4 million, or 4144%, to $0.4 million for the three months ended June 30, 2022, from a nominal amount for the three months ended June 30, 2021. The increase was due to increases in the average cash balances held in interest-bearing and money market deposit accounts.
Interest Expense

			Change
	Three months ended June 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Interest expense	$(790)	$(722)	$(68)	9%
Interest expense increased by a nominal amount for the three months ended June 30, 2022, from the three months ended June 30, 2021.
Other Income

			Change
	Three months ended June 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Other income	$56	$—	$56	100%
Other income increased by a nominal amount for the three months ended June 30, 2022, from the three months ended June 30, 2021.

Comparison of the six months ended June 30, 2022 and 2021
The following table sets forth our results of operations for the periods presented:

	Six months ended June 30,
	2022	2021 (1)
	(in thousands)
Revenue
Diagnostic test revenue	$86,499	$107,563
Other revenue	3,611	3,653
Total revenue	90,110	111,216
Cost of services	114,083	116,703
Gross profit (loss)	(23,973)	(5,487)
Research and development	48,483	65,085
Selling and marketing	65,665	53,940
General and administrative	110,818	114,908
Related party expenses	3,015	2,685
Loss from operations	(251,954)	(242,105)

Other income (expense), net:
Change in fair market value of warrant and earn-out contingent liabilities	41,372	—
Interest income	409	30
Interest expense	(1,598)	(1,445)
Other income	56	5,584
Total other income (expense), net	40,239	4,169
Loss before income taxes	$(211,715)	$(237,936)
Income tax provision	49,077	—
Net loss and comprehensive loss	$(162,638)	$(237,936)
(1) As previously disclosed in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, certain adjustments were made to reclassify certain expenses between cost of services and operating expenses. The adjustments are reflected as disclosed.
Revenue

			Change
	Six months ended June 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Diagnostic test revenue	$86,499	$107,563	$(21,064)	(20)%
Other revenue	3,611	3,653	(42)	(1)%
Total revenue	$90,110	$111,216	$(21,106)	(19)%

Total revenue decreased by $21.1 million, or 19%, to $90.1 million for the six months ended June 30, 2022, from $111.2 million for the six months ended June 30, 2021.
Diagnostic test revenue period over period overall decreased by $21.1 million, or 20%, to $86.5 million for the six months ended June 30, 2022, from $107.6 million for the six months ended June 30, 2021. The decrease was primarily attributable to a reversal of revenue recorded in the second quarter of 2022 related a third party-payor’s allegation regarding certain overpayments we allegedly received from the payor for services alleged to be uncovered by, or were not otherwise properly billed to, the payor. This revenue reversal relates both to this matter and other potential settlements with payors, and the vast majority of this revenue reversal was related to periods prior to the second quarter of 2022. For more information regarding this matter, see Note 4, “Revenue Recognition” to our unaudited condensed consolidated financial statements included within this Quarterly Report. This decrease was offset by an increase of $26.1 million in revenue due to the GeneDx acquisition and its revenue generated for May and June 2022.

Other revenue decreased by a nominal amount for the six months ended June 30, 2022, from the six months ended June 30, 2021.
Cost of Services

			Change
	Six months ended June 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Cost of services	$114,083	$116,703	$(2,620)	(2)%
Cost of services decreased by $2.6 million, or 2%, to $114.1 million for the six months ended June 30, 2022, from $116.7 million for the six months ended June 30, 2021. The decrease was primarily driven by the following components: a $15.0 million decrease in stock-based compensation expense is due to the higher expense recorded in the first quarter of 2021 as a result of the increased fair value of the awards and related expenses recorded under liability accounting; a $4.1 million decrease in outside labor costs as the need for temporary hires contracted to perform COVID-19 testing activities was no longer required; and a $2.1 million decrease in inventory obsolescence write-off as a result of discontinuing COVID-19 testing. These decreases were offset by a $13.8 million increase in lab reagents, supplies and kits driven by increased sales activities and an increase of $4.6 million in other personnel-related expenses driven by increase in headcount.
Research and Development

			Change
	Six months ended June 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Research and development	$48,483	$65,085	$(16,602)	(26)%
Research and development expense decreased by $16.6 million, or 26%, to $48.5 million for the six months ended June 30, 2022, from $65.1 million for the six months ended June 30, 2021. The decrease was primarily attributable to a $26.9 million decrease in stock-based compensation expense due to the higher expense recorded in the first quarter of 2021 as a result of the increased fair value of the awards and related expenses recorded under liability accounting and a decrease in cost incurred for reagents and laboratory supplies and laboratory software of $1.0 million for research and development activities, which was partially offset by an increase of $8.7 million in other personnel-related expenses driven by increase in headcount; an increase of $1.7 million in consultant services for product development related activities; and an increase of $1.0 million in depreciation and amortization expense.
Selling and Marketing

			Change
	Six months ended June 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Selling and marketing	$65,665	$53,940	$11,725	22%
Selling and marketing expense increased by $11.7 million, or 22%, to $65.7 million for the six months ended June 30, 2022, from $53.9 million for the six months ended June 30, 2021. The increase was primarily attributable to a $18.2 million increase in personnel-related costs driven by increase in headcount, which was offset by a $15.5 million decrease in stock-based compensation expense due to the higher expense recorded in the first quarter of 2021 as a result of the increased fair value of the awards and related expenses recorded under liability accounting. Additionally, a $2.5 million increase in business travel and business expenses due to the lifting of COVID-19 travel restrictions; a $2.0 million increase in consulting service expenses to support revenue cycle transformation initiatives; an increase of $1.6 million in other lab services for genetic counseling related to medical education; an increase of $1.0 million in information technology-related expenses; an increase of $1.0 million in amortization expense for acquisition intangible assets; and an increase of $0.9 million in sponsored research.

General and Administrative

			Change
	Six months ended June 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
General and administrative	$110,818	$114,908	$(4,090)	(4)%
General and administrative expense decreased by $4.1 million, or 4%, to $110.8 million for the six months ended June 30, 2022, from $114.9 million for the six months ended June 30, 2021. The decrease was primarily attributable to a $66.8 million decrease in stock-based compensation expense due to the higher expense recorded in the first quarter of 2021 as a result of the increased fair value of the awards and related expenses recorded under liability accounting. This decrease was partially offset by an increase in expenses of $24.7 million for professional services incurred in connection with the Acquisition related to due diligence, advisory, legal and business integration services; an increase of $21.9 million in other personnel-related costs driven by increase in headcount; a $6.3 million increase in information technology related expenses due to increased cloud storage requirements; a $3.7 million increase in insurance expenses driven by the commencement of director’s insurance policy; a $2.8 million increase in depreciation and amortization expense driven by intangibles and computer equipment; a $2.0 million increase due to reallocation of certain costs between departments during the fourth quarter of 2021 as a result of a change in estimate; a $1.0 million increase in state income taxes; and a $0.4 million increase in travel and business expenses due to the lifting of COVID-19 travel restrictions.
Related Party Expenses

			Change
	Six months ended June 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Related party expenses	$3,015	$2,685	$330	12%
Related party expenses increased by $0.3 million, or 12%, to $3.0 million for the six months ended June 30, 2022, from $2.7 million for the six months ended June 30, 2021. The increase was primarily attributable to fees related to support certain services pursuant to the OPKO TSA as a result of the acquisition of GeneDx.
Interest Income

			Change
	Six months ended June 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Interest income	$409	$30	$379	1263%
Interest income increased by $0.4 million, or 1263%, to $0.4 million for the six months ended June 30, 2022, from a nominal amount for the six months ended June 30, 2021. The increase was due to increases in the average cash balances held in interest-bearing and money market deposit accounts.

			Change
	Six months ended June 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Interest expense	$(1,598)	$(1,445)	$(153)	11%
Interest expense increased by $0.2 million, or 11%, to $1.6 million for the six months ended June 30, 2022, from $1.4 million for the six months ended June 30, 2021. The increase was driven by the unused line fee and amortization of deferred transaction costs related to the loan and security agreement entered into with Silicon Valley Bank at the end of 2021.

Other Income

			Change
	Six months ended June 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Other income	$56	$5,584	$(5,528)	(99)%

Other income decreased by $5.5 million, to $0.1 million for the six months ended June 30, 2022, from $5.6 million for the six months ended June 30, 2021. This was attributable to the $5.6 million in funding that was received and recognized as other income under the CARES Act in the first quarter of 2021.
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
The following is a reconciliation of revenue to our Adjusted Gross Profit and Adjusted Gross Margin for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021
	(in thousands)
Revenue	$36,169	$47,015
Cost of services	65,767	48,179
Gross Profit (Loss)	(29,598)	(1,164)
Gross Margin	(82)%	(2)%
Add:
Stock-based compensation expense	1,810	(306)
Restructuring costs (1)	205	—
Adjusted Gross Profit (Loss)	$(27,583)	$(1,470)
Adjusted Gross Margin	(76)%	(3)%
__________________
(1)Represents costs incurred for restructuring activities, which include severance packages offered to impacted employees and third party consulting costs incurred in the second quarter of 2022.

The following is a reconciliation of revenue to our Adjusted Gross Profit and Adjusted Gross Margin for the six months ended June 30, 2022, and 2021:

	Six months ended June 30,
	2022	2021
	(in thousands)
Revenue	$90,110	$111,216
Cost of services	114,083	116,703
Gross Profit (Loss)	(23,973)	(5,487)
Gross Margin	(27)%	(5)%
Add:
Stock-based compensation expense	3,191	18,169
Restructuring costs (1)	311	—
Adjusted Gross Profit	$(20,471)	$12,682
Adjusted Gross Margin	(23)%	11%
_________________
(1)Represents costs incurred for restructuring activities, which include severance packages offered to impacted employees and third party consulting costs incurred in the first half of 2022.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for interest expense, net, depreciation and amortization, stock-based compensation expenses, transaction, acquisition and business integration costs, restructuring costs, change in fair market value of warrant and earn-out contingent liabilities and other income. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain factors that may vary from company to company for reasons unrelated to overall operating performance.
The following is a reconciliation of our net loss to Adjusted EBITDA for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021
	(in thousands)
Net loss	$(85,742)	$(46,161)
Interest expense, net (1)	408	713
Income tax benefit	(49,077)	—
Depreciation and amortization	8,964	5,619
Stock-based compensation expense	22,721	(519)
Transaction, acquisition and business integration costs (2)	9,099	3,151
Restructuring costs (3)	6,832	—
Change in fair market value of warrant and earn-out contingent liabilities (4)	(28,182)	—
Other income	(56)	—
Adjusted EBITDA	$(115,033)	$(37,197)
__________________
(1)Represents the total of interest expense related to our finance leases and interest-bearing loans and interest income on money market funds. This also includes the unused line fee and amortization of deferred transaction costs related to the loan and security agreement entered into with Silicon Valley Bank.
(2)Represents professional service costs incurred in connection with pursuing the business combination transaction that did not meet the requirement for capitalization in 2021. For the second quarter of 2022, this represents professional service costs incurred in connection with the Acquisition transaction, which include due diligence, legal and business integration costs.
(3)Represents costs incurred for restructuring activities, which include severance packages offered to impacted employees and third party consulting costs incurred in the second quarter of 2022.
(4)Represents the change in fair market value of the liabilities associated with our public warrants and private placement warrants and the earn-out shares issuable under the terms of the merger agreement related to our business combination with CMLS.
The following is a reconciliation of our net loss to Adjusted EBITDA for the six months ended June 30, 2022, and 2021:

	Six months ended June 30,
	2022	2021
	(in thousands)
Net loss	$(162,638)	$(237,936)
Interest expense, net (1)	1,189	1,415
Income tax benefit	(49,077)	—
Depreciation and amortization	14,767	10,521
Stock-based compensation expense	40,280	164,443
Transaction, acquisition and business integration costs (2)	13,436	5,105
Restructuring costs (3)	9,561	—
Change in fair market value of warrant and earn-out contingent liabilities (4)	(41,372)	—
Other income (5)	(56)	(5,584)
Adjusted EBITDA	$(173,910)	$(62,036)
__________________
(1)Represents the total of interest expense related to our finance leases and interest-bearing loans and interest income on money market funds. This also includes the unused line fee and amortization of deferred transaction costs related to the loan and security agreement entered into with Silicon Valley Bank.
(2)Represents professional service costs incurred in connection with pursuing the business combination transaction that did not meet the requirement for capitalization in 2021. For the first half of 2022, this represents professional service costs incurred in connection with the Acquisition transaction, which include due diligence, legal and business integration costs.
(3)Represents costs incurred for restructuring activities, which include severance packages offered to impacted employees and third party consulting costs incurred in the first half of 2022.
(4)Represents the change in fair market value of the liabilities associated with our public warrants and private placement warrants and the earn-out shares issuable under the terms of the merger agreement related to our business combination with CMLS.

(5)For the six months ended June 30, 2021, the amount represents funding received under the CARES Act Provider Relief Fund in the first quarter of 2021.
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
On April 29, 2022, upon the closing of the Acquisition of GeneDx, we received gross proceeds of $200 million from the issuance of 50 million shares of our Class A common stock pursuant to the Acquisition PIPE Investment. The gross proceeds were partially used to pay for the cash consideration of the Acquisition and transaction costs incurred in connection with the Acquisition.
Management believes that our cash and cash equivalents, and funds available under the SVB Agreement provides us with sufficient liquidity for at least twelve months from the filing date of this Quarterly Report.
Accordingly, the condensed consolidated financial statements included in this Quarterly Report have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Nevertheless, we may also seek additional funding in the future through the sale of common or preferred equity or convertible debt securities, the entry into other credit facilities or another form of third-party funding or by seeking other debt financing. For example, we may file with the SEC a shelf registration statement, which if declared effective by the SEC, may permit us to sell from time to time additional shares of our Class A common stock or other securities in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering, although we do not intend to issue shares of our Class A common stock at current market prices.

Material Cash Requirements for Known Contractual Obligations and Commitments
The following is a description of commitments for known and reasonably likely cash requirements as of June 30, 2022 and December 31, 2021. We anticipate fulfilling such commitments with our existing cash and cash equivalents, which amounted to $284.6 million and $400.6 million as of June 30, 2022 and December 31, 2021, respectively, or through additional capital raised to finance our operations; see "Liquidity and Capital Resources".
Our future minimum payments under non-cancellable operating lease agreements were $81.7 million as of June 30, 2022 and $68.3 million as of December 31, 2021. The timing of these future payments, by year, can be found in our audited financial statements in Note 9, “Commitments and Contingencies” included within our Annual Report on Form 10-K for the year ended December 31, 2021, and our unaudited condensed consolidated financial statements in Note 9, “Leases,” included within this Quarterly Report, respectively.
Our future payments under finance leases were $63.2 million as of June 30, 2022. The timing of these future payments, by year, can be found in our audited financial statements in Note 9, “Commitments and Contingencies” included within our Annual Report on Form 10-K for the year ended December 31, 2021, and our unaudited condensed consolidated financial statements in Note 9, “Leases,” included within this Quarterly Report, respectively.

Cash Flows

	Six months ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(166,139)	$(67,509)
Net cash used in investing activities	$(134,210)	$(9,475)
Net cash provided by (used) in financing activities	$197,897	$(4,647)
Operating Activities
Net cash used in operating activities during the six months ended June 30, 2022 was $166.1 million, which was primarily attributable to a net loss of $162.6 million and a change in fair value of the warrant and earn-out liabilities of $41.4 million and an income tax benefit of $49.1 million. This was partially offset by non-cash depreciation and amortization of $14.8 million, non-cash stock-based compensation expense of $40.3 million, a provision for excess and obsolete inventory of $0.4 million and non-cash lease expense of $0.3 million. The net change in our operating assets and liabilities primarily reflected a $2.3 million increase in inventories driven by an increase in reagents and a reduction in inventory reserves, a $35.7 million increase in accounts payable and accrued expenses driven by reserves for refunds to insurance carriers established during the second quarter of 2022, a $4.8 million decrease in other current liabilities mainly driven by the payment of 2021 bonuses, offset by the accrual of the 2022 expected bonus payment, a $2.4 million decrease in accounts receivable primarily from institutional payors and a $2.9 million decrease in prepaid expenses and other current assets mainly driven by the amortization of insurance policy premiums.
Net cash used in operating activities during the six months ended June 30, 2021 was $67.5 million, which was primarily attributable to a net loss of $237.9 million, partially offset by non-cash depreciation and amortization of $10.5 million and non-cash stock-based compensation expense of $164.4 million. The net change in our operating assets and liabilities primarily reflected a $7.5 million decrease in accounts receivable due to a significant decrease in COVID-19 tests performed during the second quarter of 2021, a $6.6 million increase in inventories driven by a higher volume of purchases to support increasing testing volumes, a $9.7 million increase in prepaid expenses and other current assets mainly driven by professional services costs directly related to the business combination transaction, a $10.0 million increase in accounts payable and accrued expenses due to the timing of vendor payments of large vendors, and an $7.8 million decrease in other current liabilities mainly driven by a decline in our bonus accrual following bonus payments in March 2021 and other personnel related expenses.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2022 was $134.2 million, which was attributable to $127 million cash consideration for the acquisition of GeneDx, $2.7 million in purchases of property and equipment and $4.5 million of costs related to development of internal-use software assets.
Net cash used in investing activities during the six months ended June 30, 2021 was $9.5 million, which was attributable to $3.3 million in purchases of property and equipment and $6.2 million of costs related to development of internal-use software assets.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2022 was $197.9 million, which was driven by proceeds from the Acquisition PIPE Investment, net of issuance costs of $197.7 million, and the exercise of stock options of $1.8 million which was offset by $1.6 million of finance lease principal payments.
Net cash used in financing activities during the six months ended June 30, 2021 was $4.6 million, which was attributable to $2.8 million in payments for the capitalized portion of the transaction costs related to the business combination transaction, $2.0 million in principal payments on our capital lease obligations and $0.8 million in principal payments on our long-term debt obligations, offset by $1.0 million cash received from stock option exercises.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, and restricted cash consists of bank deposits and money market funds, which totaled $299.0 million at June 30, 2022 and $401.5 million as of December 31, 2021. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and restricted cash.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 because of the material weaknesses in internal control over financial reporting as of December 31, 2021 that we previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2021 and had not been fully remediated as of June 30, 2022.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. We are continuing to take steps to remediate the material weaknesses in our internal control over financial reporting, as discussed above.
Inherent Limitation on the Effectiveness of Internal Control
Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

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
•If third-party payors, including managed care organizations, private health insurers and government health plans, do not provide adequate reimbursement for our tests, or seek to amend or renegotiate their fee reimbursement schedules, if we are unable to comply with their requirements for reimbursement, or if we are unable to respond to payor audits or resolve payor overpayment claims favorably our commercial success could be negatively affected.
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
•Our ability to be successful following the Acquisition depends upon our efforts to integrate Sema4’s and GeneDx’s businesses and operations.
•Our ability to be successful is further dependent upon the efforts of our key personnel, including the key personnel of GeneDx following the Acquisition. The loss of key personnel could negatively impact our operations and profitability our financial condition could suffer as a result.
•Future changes in FDA enforcement discretion for LDTs could subject our operations to much more significant regulatory requirements.
•Compliance with the HIPAA security, privacy and breach notification regulations may increase our costs.
•We face uncertainty related to healthcare reform, pricing, coverage and reimbursement, which could reduce our revenue.
•We cannot guarantee that we will be able to satisfy the continued listing standards of Nasdaq going forward and if we fail to satisfy the continued listing requirements of Nasdaq, including the minimum closing bid price requirement, Nasdaq may take steps to delist our Class A common stock.
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
In 2020, we received $5.4 million as part of the stimulus, comprised of $2.6 million received under the PRF and $2.8 million received under the ERC. In 2021, we received an additional $5.6 million under the PRF distribution. Funds provided under the PRF distributions to healthcare providers are not loans and will not be required to be repaid; however, as a condition to receiving these payments, providers must agree to certain terms and conditions and submit sufficient documentation demonstrating that the funds are being used for healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic. Funds provided under the ERC distributions are refundable tax credits for 50% of qualified wages paid to employees during the pandemic. A company is eligible for the ERC if it has not received a Paycheck Protection Program loan under the Cares Act and (1) its operations have been fully or partially suspended because of COVID-19 or (2) its gross receipts in a calendar quarter in 2020 declined by more than 50% from the same period in 2019. At the time of applying for the ERC, we concluded that the eligibility requirements were met. However, subsequent to the filing of the application, our revenue was revised due to a change in estimate as a result of finalizing our accounting records, which impacted the applicable periods and calculations for determining eligibility, and may no longer meet the eligibility requirements. As such, we have deferred the recognition of the funds received under the ERC distribution and recorded the proceeds in other liabilities on the balance sheets as of June 30, 2022 and December 31, 2021.
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
We operate in a rapidly evolving and highly competitive industry. There are a number of private and public companies that offer products or services or have announced that they are developing products or services that compete, or may one day compete, with our products or services. Some of our current and potential competitors possess greater brand recognition, financial and other resources and development capabilities than we do. As the fields of genomic analysis and health information become more widely known to the public, we anticipate that competition will further increase. We expect to compete with a broad range of organizations in the U.S. and other countries that are engaged in the development, production and commercialization of genetic screening products, including reproductive health and women’s health and pediatrics and NICU screening products, health information services, and analytics, and data science services, and other diagnostic products. These competitors include:
•companies that offer clinical, research and data clinical services, molecular genetic testing and other clinical diagnostics, life science research and drug discovery services, data services and healthcare analytics, and consumer genetics products;
•academic and scientific institutions;
•governmental agencies; and
•public and private research organizations.
We may be unable to compete effectively against our competitors either because their products and services are superior or because they may have more expertise, experience, financial resources, or stronger business relationships. These competitors may have broader product lines and greater name recognition than we do. Furthermore, we must compete successfully in our existing markets, including reproductive health and women’s health and pediatrics and NICU, but also in any new markets we expand into. Even if we successfully develop new marketable products or services, our current and future competitors may develop products and services that are more commercially attractive than ours, and they may bring those products and services to market earlier or more effectively than we are able to. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our tests and services, which could prevent us from increasing or sustaining our revenues or achieving sustained profitability.
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
If third-party payors, including managed care organizations, private health insurers and government health plans, do not provide adequate reimbursement for our tests, or seek to amend or renegotiate their fee reimbursement schedules, if we are unable to comply with their requirements for reimbursement, or if we are unable to respond to payor audits or resolve payor overpayment claims favorably, our commercial success could be negatively affected.
Our ability to increase the number of billable tests and our revenue therefrom will depend on our success in achieving reimbursement for our tests from third-party payors. Reimbursement by a payor may depend on a number of factors, including a payor’s determination that a test is appropriate, medically necessary, cost-effective and has received prior authorization. The commercial success of our current and future products, if approved, will depend on the extent to which our customers receive coverage and adequate reimbursement from third-party payors, including managed care organizations and government payors (e.g., Medicare and Medicaid).
Since each payor makes its own decision as to whether to establish a policy or enter into a contract to cover our tests, as well as the amount it will reimburse for a test, seeking these approvals is a time-consuming and costly process. In addition, the determination by a payor to cover and the amount it will reimburse for our tests will likely be made on an indication-by-indication basis and may consider our billing practices and reimbursements from other payors and from our patient billing programs. To date, we have obtained policy-level reimbursement approval or contractual reimbursement for some indications for our tests from most of the large commercial third-party payors in the United States, and the Centers for Medicare & Medicaid Services (“CMS”) provides reimbursement for our multi-gene tests for hereditary breast and ovarian cancer-related disorders as well as other tests. We believe that establishing adequate reimbursement from Medicare is an important factor in gaining adoption from healthcare providers. Our claims for reimbursement from third-party payors may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive and may not result in payment. In cases where there is not a contracted rate for reimbursement, there is typically a greater coinsurance or copayment requirement from the patient, which may result in further delay or decreased likelihood of collection.
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
Furthermore, in cases where we or our partners have established reimbursement rates with third-party payors, we face additional challenges in complying with their procedural requirements for reimbursement. These requirements often vary from payor to payor and are reassessed by third party payors on a regular basis, and we have needed additional time and resources to comply with them. We have also experienced, and may continue to experience, delays in or denials of coverage if we do not adequately comply with these requirements. Our third-party payors have also requested, and in the future may request, audits of the amounts paid to us. For example, we are currently engaged in discussions with one of our third-party payors regarding certain overpayments we allegedly received from the payor for services that the payor alleges are not covered by, or were not otherwise properly billed to, the payor. This payor has asserted that it will seek recovery or recoupment in relation to the alleged overpayments, if the matter cannot be settled. As a result of this matter and other potential settlements with payors, we have established certain liabilities and reversed certain of our previously recorded revenue. For more information regarding this matter, see Note 4, “Revenue Recognition” to our unaudited condensed consolidated financial statements included within this Quarterly Report. We have been required to repay certain amounts to payors as a result of such audits, and we could be adversely affected if we are required to repay other payors for alleged overpayments due to lack of compliance with their reimbursement policies as well as agree to lower contracted reimbursement rates in connection with resolving claims of alleged overpayments. In addition, we have experienced, and may continue to experience, delays in reimbursement when we transition to being an in-network provider with a payor.
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
GeneDx has devoted a portion of its resources to the development and commercialization of exome sequencing and whole genome sequencing, and to research and development activities related to such sequencing and the analysis thereof, including clinical and regulatory initiatives to obtain diagnostic clearance and marketing approval. The demand for these regulated products is relatively unproven, and GeneDx may not be successful in achieving market awareness and demand for these products through our sales and marketing operations.
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
Our success depends in large part upon the skills, experience and performance of members of our executive management team and others in key leadership positions. The efforts of these persons will be critical to us as we continue to develop our technologies and test processes and focus on scaling our business. If we were to lose one or more key executives, including our Chief Executive Officer, Katherine Stueland, we may experience difficulties in competing effectively, developing our tests and technologies and implementing our business strategy. Only certain of our executives have employment contracts, and the majority of our employees are at-will, which means that either we or any employee may terminate their employment at any time or in the notice period set forth in an executive’s contract. In addition, we do not have long-term retention agreements in place with our executive officers. Furthermore, we compete against other leading companies in the diagnostics, health information, and data sciences markets for top talent. If such competitors offer better compensation or opportunities, there is no guarantee that we would be able to retain our key executives.
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
When cleared, authorized or approved, we and our collaborators may market, sell, and distribute our products and services outside of the United States, and our business would be subject to risks associated with doing business outside of the United States, including an increase in our expenses and diversion of our management’s attention from the development of future products and services. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:
•multiple, conflicting and changing laws and regulations such as privacy, security and data use regulations, tax laws, export and import restrictions, economic sanctions and embargoes, employment laws, anticorruption laws, regulatory requirements, reimbursement or payor regimes and other governmental;
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
•complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
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
Additionally, our customers and collaborators, including the Mount Sinai Health System, which refer to together with its related entities as Mount Sinai, may decide to decrease or discontinue their use of our products and services due to changes in their research and development plans, failures in their clinical trials, financial constraints, the regulatory environment, negative publicity about our products and services, competing products or the reimbursement landscape, all of which are circumstances outside of our control. We may not be successful in addressing these or other factors that might affect the market acceptance of our products, services and technologies. Failure to achieve widespread market acceptance of our platform and related products and services would materially harm our business, financial condition and results of operations.
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
We have relatively limited experience developing and commercializing products and services outside of the fields of reproductive health and women’s health and pediatrics and NICU diagnostics, and we may not be successful in our current or future efforts to do so. We also have limited experience forecasting our future financial performance from our new products and services, and our actual results may fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our Class A common stock and warrants to decline. We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests and result in increased costs and the diversion of management's attention and resources from other business matters, such as from our current product and service offerings, which currently represent the significant majority of our current revenues. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or commercially, or may not meet our desired target product profile, be offered at acceptable cost and with the sensitivity, specificity and other test performance metrics necessary to address the relevant clinical need or commercial opportunity; our test performance in commercial experience may be inconsistent with our validation or other clinical data; we may not be successful in achieving market awareness and demand, whether through our own sales and marketing operations or through collaborative arrangements; healthcare providers may not order or use, or third-party payors may not reimburse for, any tests that we may enhance or develop; or we may otherwise have to abandon a test or service in which we have invested substantial resources. For example, we are subject to the risk that the biological characteristics of the genetic mutations we seek to target, and upon which our technologies rely, are uncertain and difficult to predict. We may also experience unforeseen difficulties when implementing updates to our processes.
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
We may never become profitable.

Sema4 has incurred losses since Sema4 was formed and we expect to continue to generate significant operating losses for the foreseeable future. As of June 30, 2022 and December 31, 2021, we have an accumulated deficit of approximately $738.1 million and $575.4 million, respectively. We expect to continue investing significantly toward development and commercialization of our health information technology and other products and services. If our revenue does not grow significantly, we will not be profitable. We cannot be certain that the revenue from the sale of any products or services based on our technologies will be sufficient to make us profitable.
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
Sema4 has incurred net losses and negative cash flows from operations since its inception, including net losses of $245.4 million, $241.3 million and $29.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The net loss was $162.6 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $738.1 million. We expect to continue to generate significant operating losses for the foreseeable future, and we may therefore also seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. For example, we may file with the SEC a shelf registration statement, which if declared effective by the SEC may permit us to sell from time to time additional shares of our Class A common stock or other securities in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering, although we do not intend to issue shares of our Class A common stock at current market prices.
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
Our present and future funding requirements will depend on many factors, including:
•our ability to achieve revenue growth;
•our rate of progress in establishing payor coverage and reimbursement arrangements with commercial third-party payors and government payors;
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
In the course of preparing Legacy Sema4’s financial statements for 2020, 2019 and 2018, we identified material weaknesses in our internal control over financial reporting as of December 31, 2020, which could, if not remediated, result in material misstatements in our financial statements. These material weaknesses had not been fully remediated as of June 30, 2022. In addition, during 2021, management identified a misclassification related to certain costs included within cost of services for the years ended December 31, 2021, 2020 and 2019. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified related to the fact that we did not design and maintain accounting policies, procedures and controls to ensure complete, accurate and timely financial reporting in accordance with U.S. GAAP. Specifically, the material weaknesses identified included the following:
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
Our management is in the process of implementing a remediation plan that is expected to include policies and procedures to support internal control over financial reporting for a public company as well as supplementing the accounting and finance function with robust technical accounting and financial reporting experience and training. However, we cannot guarantee that the steps we have taken or may subsequently take have been or will be sufficient to remediate the material weaknesses or ensure that our internal controls are effective. For a discussion of our remediation plan and actions, see “Item 4. Controls and Procedures.” However, as noted above, as of June 30, 2022, the material weaknesses have not yet been fully remediated.
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
We may not have sufficient alternative backup if one or more of the third-party laboratories that we contract with are unable to satisfy their obligations to us with sufficient performance, quality and timeliness, including as a result of the ongoing COVID-19 pandemic. Any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest, political instability, outbreaks of disease or similar events at one or more of these third-party laboratories’ facilities that causes a loss of capacity would heighten the risks that we face. Changes to or termination of agreements or inability to renew agreements with these third-party laboratories or enter into new agreements with other laboratories that are able to perform such portions of our service offerings could impair, delay or suspend our efforts to market and sell these services. In addition, certain third-party payors, including some state Medicaid payors, that we are under contract with may take the position that sending out testing to third-party laboratories and billing for such tests is contrary to the terms of its provider agreement and may refuse to pay us for the testing. If any of these events occur, our business, financial condition and results of operations could suffer. Further, some state laws impose anti-markup restrictions that prevent an entity from realizing a profit margin on outsourced testing. If we are unable to markup outsourced testing, our revenues and operating margins may suffer.
We rely on Mount Sinai, a related party, and its clinicians for a portion of our test volume in connection with our diagnostic solutions and for data programs, and we have entered into certain other arrangements with Mount Sinai.
We rely on Mount Sinai, which is a related party, and its clinicians for a portion of our test volumes in connection with our diagnostic solutions and for substantially all of the de-identified clinical records in our databases. In addition, we sublease certain facilities from Mount Sinai, we provide certain research and data services to Mount Sinai, and we and Mount Sinai have entered into certain collaborative and commercial arrangements. Certain of our employees perform duties for or on behalf of Mount Sinai. Furthermore, we may in the future enter into other contracts for services or other engagements with Mount Sinai.
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
In addition, Icahn School of Medicine at Mount Sinai, or ISMMS is one of our significant stockholders. ISMMS may choose to dispose of some or all of the shares of our Class A common stock held by it. Any disposal of shares of Class A common stock by ISMMS, or the perception that these sales could occur, could cause the market price of our stock or warrants to decline.
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
Risks Related to Acquisitions and Other Strategic Transactions

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
Our ability to be successful is dependent following the Acquisition depends upon our efforts to integrate Sema4’s and GeneDx’s business and operations, and the anticipated benefits of the Acquisition may not be realized fully or at all or may take longer to realize than expected.
The Acquisition involves the integration of two companies that have previously operated independently. Prior to the announcement, we and GeneDx did not conduct any integration planning for the two companies, and our ability to do so prior to consummation of the Acquisition was limited by applicable law. Following the closing of the Acquisition, we are devoting significant management attention and resources to integrating the two businesses. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if we are able to integrate the two companies’ business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we expected from this integration or that these benefits will be achieved within the anticipated time frame.
Our ability to be successful is further dependent upon the efforts of our key personnel, including the key personnel of GeneDx following the Acquisition. The loss of key personnel could negatively impact our operations and profitability our financial condition could suffer as a result.
Our ability to be successful is dependent upon the efforts of our key personnel, including the key personnel of GeneDx (who became our employees as of the closing of the Acquisition. Although our key personnel are expected to continue remain with the Company in their current roles, it is possible that we will lose some key personnel, the loss of which could negatively impact the operations and profitability of our business.
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
Finally, the Acquisition may result in post-transaction disputes with OPKO or the other counterparties to the Acquisition Merger Agreement and the related agreements regarding a number of matters, including any post-closing adjustments to the Cash Consideration, the occurrence or non-occurrence of any Milestone Event (as defined in the Acquisition Merger Agreement for the Acquisition) or payment of any Milestone Payment (as defined in the Acquisition Merger Agreement) or any liabilities for which we or OPKO believes it was indemnified under the Acquisition Merger Agreement.
We may seek to grow our business through additional acquisitions of complementary products or technologies and we may from time to time dispose of businesses or assets, and the failure to manage these acquisitions or dispositions, or the failure to integrate acquired businesses with our existing business, could have a material adverse effect on our business, financial condition and operating results.
From time to time, we may consider additional opportunities to acquire other products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. In addition, we plan to exit our somatic tumor testing business, which may involve a divestiture of this business, and we may consider disposing other assets or businesses in the future.
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
Dispositions may similarly involve risks associated with the potential disruption of our ongoing business and distraction of our management team, and the anticipated benefits and cost savings of these transactions may not be realized fully, or at all, or take longer to realize than anticipated. In addition, dispositions may involve our continued financial involvement in a divested business, such as through continuing equity ownership, transition service agreements, guarantees, indemnities or other current or contingent financial obligations. Under these arrangements, performance by the acquired or divested business, or other conditions outside our control, could affect our future financial results.
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
Additionally, to avoid liability under federal false claims laws, we or our partners must carefully and accurately code claims for reimbursement, proactively monitor the accuracy and appropriateness of claims and payments received, diligently investigate any credible information indicating that we or our partners may have received an overpayment, and promptly return any overpayments. Medicare payments are subject to audit, including through the Comprehensive Error Rate Testing (“CERT”), program, and payments may be recouped by CMS if it is determined that they were improperly made. Currently, a small percentage of our revenues are generated by payments from Medicare. The federal anti-kickback statute and certain state-level false claims laws prescribe civil and criminal penalties (including fines) for noncompliance that can be substantial. In addition, various states have enacted false claim laws analogous to the federal laws that apply where a claim is submitted to any third-party payor and not only a governmental payor program. While we continually strive to comply with these complex requirements, interpretations of the applicability of these laws to marketing and billing practices are constantly evolving and even an unsuccessful challenge could cause adverse publicity and be costly to respond to, and thus could harm our business and prospects. Our failure to comply with applicable laws could result in various adverse consequences that could have a material adverse effect upon our business, including the exclusion of our products and services from government programs and the imposition of civil or criminal sanctions.
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
•other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral, fee-splitting restrictions, insurance fraud laws, anti-markup laws, prohibitions on the provision of tests at no or discounted cost to induce physician or patient adoption, and false claims acts, which may extend to services reimbursable by any third-party payor, including private insurers;
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
•state laws that prohibit other specified practices, such as billing clinicians for testing that they order; waiving coinsurance, copayments, deductibles and other amounts owed by patients; billing a state Medicaid program at a price that is higher than what is charged to one or more other payors;
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
We face uncertainty related to healthcare reform, pricing, coverage and reimbursement and other regulatory changes, which could reduce our revenue.
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
PAMA presents significant uncertainty for future CMS reimbursement rates for our tests. Because Medicare currently covers a significant number of patients, any reduction in the CMS reimbursement rate for our tests would negatively affect our revenues and our business prospects. Under PAMA, CMS reimbursement rates for clinical diagnostic laboratory tests are updated every three years, or annually for clinical laboratory tests that are considered "advanced diagnostic laboratory tests". The CMS reimbursement rates for clinical diagnostic laboratory tests are updated based on the volume-weighted median of private payor rates for each clinical diagnostic laboratory test based on data submitted by certain applicable laboratories. Further, laboratories that fail to report or erroneously report required payment information may be subject to substantial civil money penalties. There can be no assurance under PAMA that adequate CMS reimbursement rates will continue to be assigned to our tests. Congress could modify or repeal PAMA in the future or CMS could modify regulations under PAMA, and any such action could have the effect of reducing the CMS reimbursement rate for our tests. Further, it is possible that Medicare or other federal payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.
Coverage of our screening products that we may develop may also depend, in whole or in part, on whether payors determine, or courts and/or regulatory authorities determine, coverage is required under applicable federal or state laws mandating coverage of certain cancer screening services.
Several states have laws mandating coverage for preventive services, such as certain cancer screening services, applicable to certain health insurers. However, not all of these laws apply to our current tests and not all of these laws presently mandate coverage for patients within the certain age ranges. We and payors may disagree about how these mandates apply to our tests and we may find the mandates difficult to enforce. Further, if the ACA is repealed, replaced or overturned, or even if it is not, states may decide to modify their laws, which may include repeal of those coverage mandates that we believe currently apply to our oncology tests.
Further, in June 2022, the U.S. Supreme Court in Dobbs v. Jackson Women's Health Organization reversed Roe v. Wade by holding that there is no constitutional right to abortion. Consequently, certain states have recently enacted or proposed restrictive abortion laws that may also implicate our reproductive health and women’s health screening products, which may decrease the demand for or coverage of our reproductive health and women’s health screening products. We cannot predict the timing or impact of any future rulemaking, court decisions or other changes in the law, or in how such laws, once enacted, would be interpreted and enforced.
Outside of the U.S., we would largely depend on public or government-controlled payors for coverage of our oncology tests. As compared to many more routine diagnostic tests, our oncology tests are more complicated, expensive and are performed in a central, specialized lab. In order to accommodate the unique characteristics of our diagnostic products, public payors in certain non-U.S. markets have designed reimbursement frameworks specifically for each test type. These payors could decide to modify or discontinue these special frameworks, potentially leading to lower reimbursement prices or the impossibility of providing the test in the market. These changes could also impose additional administrative burdens on us, if it were to ever sell our tests in foreign jurisdictions, including complex public tendering procedures, or on ordering physicians, which could adversely affect the number of payors covering the test or the number of orders placed. Public payors could condition reimbursement of our tests upon performance of our tests locally or, even in laboratories owned or operated by the payors. Any such change would adversely affect our ability to continue to serve those patients through our labs. We may develop future oncologic tests that could be performed locally by laboratory partners and in hospitals around the world, however those developments efforts may be unsuccessful and any such tests that we may develop may not be approved by regulators or accepted by payors or patients.
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
In the ordinary course of our business, we collect and store sensitive data, including PHI, personally identifiable information, genetic information, credit card information, intellectual property and proprietary business information owned or controlled by us or our customers, payors and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based systems. We also communicate PHI and other sensitive patient data through our various customer tools and platforms. In addition to storing and transmitting sensitive data that is subject to multiple legal protections, these applications and data encompass a wide variety of business-critical information including research and development information, commercial information, and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure, inappropriate modification, and the risk of our being unable to adequately monitor and modify our controls over our critical information. Any technical problems that may arise in connection with the data that we access and our systems, including those that are hosted by third-party providers, could result in interruptions to our business and operations or exposure to security vulnerabilities. These types of problems may be caused by a variety of factors, including infrastructure changes, intentional or accidental human actions or omissions, software errors, malware, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. From time to time, large third-party web hosting providers have experienced outages or other problems that have resulted in their systems being offline and inaccessible. Such outages could materially impact our business and operations.
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
Further, some of our customer tools and platforms are currently accessible through a portal and there is no guarantee that we can protect our portal from a security breach. Unauthorized access, loss or dissemination could also disrupt our operations (including our ability to conduct our analyses, provide test results, bill payors or patients, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business. In addition to data security risks, we also face privacy risks. Should we actually violate, or be perceived to have violated, any privacy promises our business makes to patients or consumers, it could be subject to a complaint from an affected individual or interested privacy regulator, such as the FTC, a state Attorney General, an EU Member State Data Protection Authority, or a data protection authority in another international jurisdiction. This risk is heightened given the sensitivity of the data we collect.
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
Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious internal or external human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of these systems or those used by our collaborators or subcontractors could prevent it from conducting our comprehensive screening analysis, clinical diagnostics and drug discovery, preparing and providing reports to researchers, clinicians and our collaborators, billing payors, handling physician inquiries, conducting research and development activities and managing the administrative aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business and our reputation, and we may be unable to regain or repair our reputation in the future.
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
As of June 30, 2022, our public warrants are exercisable for 14,758,305 shares of Class A common stock at $11.50 per share. Our private warrants are exercisable for 7,236,667 shares of Class A common stock at $11.50 per share. The additional shares of our Class A common stock issuable upon exercise of our warrants will result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
Included on our balance sheet as of June 30, 2022 are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
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
We had outstanding 379,896,799 shares of Class A common stock as of June 30, 2022. We have filed a registration statement which registers the offer and sale from time to time by certain selling stockholders of up to 160,864,198 shares of our Class A common stock, although the 110,864,198 shares registered on behalf of OPKO pursuant to this registration statement will be subject to transfer restrictions pursuant to the shareholder agreements that were entered into in connection with the Acquisition. In addition, we have filed a separate registration statement that the registers the offer and sale from time to time by certain selling security holders of up to an additional 229,657,978 shares of our Class A common stock. To the extent shares are sold into the market pursuant to these effective registration statements, under Rule 144 under the Securities Act or otherwise, particularly in substantial quantities and including following the end of the transfer restrictions provided for in the shareholder agreements in the case of OPKO and the other holders party such shareholder agreements, the market price of our Class A common stock could decline.
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
We cannot guarantee that we will be able to satisfy the continued listing standards of Nasdaq going forward and if we fail to satisfy the continued listing requirements of Nasdaq, including the minimum closing bid price requirement, Nasdaq may take steps to delist our Class A common stock.
Our Class A common stock and public warrants are listed on the Nasdaq under the symbols “SMFR” and “SMFRW,” respectively. However, we cannot ensure that we will be able to satisfy the continued listing standards of Nasdaq, including the minimum closing bid price requirement, going forward. If we cannot satisfy the continued listing standards going forward, The Nasdaq Stock Market may commence delisting procedures against us, which could result in our Class A common stock or public warrants being removed from listing on Nasdaq. If either of our Class A common stock or public warrants were to be delisted, the liquidity of our Class A common stock or warrants could be adversely affected and the market price of our Class A common stock or warrants could decrease. Delisting could also adversely affect our securityholders’ ability to trade or obtain quotations on our securities because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask price for our securities. Investors may also not be able to resell their Class A common stock or warrants at or above the price they paid for such securities or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
The information required by this Item 2 related to the Acquisition PIPE Investment is contained in the Current Report on Form 8-K, filed with SEC on May 2, 2022.

Issuer Purchases of Equity Securities

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Costs Associated with Exit or Disposal Activities.
On August 11, 2022, the Board of Directors approved a plan to exit the Company’s somatic tumor testing business, including the planned closure of its laboratory in Branford, CT, effective December 31, 2022. In connection with the plan, the Company is also eliminating approximately 250 positions, representing about 13% of its workforce, which, combined with the Company’s prior reductions in force during 2022, will result in the elimination of approximately 30% of the roles from the Legacy Sema4 business. As a result of this decision, the Company currently estimates the impact of these actions to result in between $8.5 million and $11.5 million of cash charges primarily related to severance packages offered to the employees impacted by the plan to be incurred primarily during the second half of the year. The amount of this expected charge is an estimate, and the amount and timing of actual charges may vary due to a variety of factors. The Company also expects to incur non-cash charges, which it is currently not able to be estimated.
Departure of Directors or Certain Officers.

On August 11, 2022, our Board of Directors approved, and on August 12, 2022, Eric Schadt, Ph.D., our President and Chief Research & Development Officer, and we mutually agreed the terms under which Dr. Schadt will leave us to pursue other career opportunities. Dr. Schadt’s departure is not related to any disagreement with us.
Compensatory Arrangements with Certain Officers.
In connection with Dr. Schadt’s departure, we and Dr. Schadt have entered into a Separation Agreement (the “Separation Agreement”), pursuant to which Dr. Schadt will receive severance in the form of 24-months of continued salary, 24 months of reimbursement of COBRA continuation benefits, and an extended exercise period for certain of his outstanding stock options, in exchange for a customary release of claims against us.
The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement, a copy of which is attached as Exhibit 10.6 and is incorporated herein by reference.
Appointment of Certain Officers.

In connection with Dr. Schadt’s departure, on August 11, 2022, the Board of Directors approved the appointment of Katherine Stueland, our current Chief Executive Officer and a director, to also be our President, with such appointment to become effective as of August 15, 2022.

Ms. Stueland’s biographical information is incorporated herein by reference as set forth in our definitive proxy statement filed with the SEC on March 31, 2022 (the “Proxy Statement”).

The information regarding family relationships between Ms. Stueland and any our directors or executive officers required to reported pursuant to Item 401(d) of Regulation S-K, and relationships or related transactions between Ms. Stueland and us that are required to be reported pursuant to Item 404(a) of Regulation S-K, is incorporated herein by reference as set forth in the Proxy Statement and our Current Report on Form 8-K filed with the SEC on May 2, 2022.

Compensatory Arrangements with Certain Officers.

In connection with Dr. Schadt’s departure, we and Dr. Schadt have entered into a Separation Agreement (the “Separation Agreement”), pursuant to which Dr. Schadt will receive severance in the form of 24-months of continued salary, 24 months of reimbursement of COBRA continuation benefits, and an extended exercise period for certain of his outstanding stock options, in exchange for a customary release of claims against us.

The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement, a copy of which is attached as Exhibit 10.6 and is incorporated herein by reference.

Other Events

In addition to the management changes discussed above, Matthew Davis, formerly Head of AI & Data at Invitae Corp. (NYSE: NVTA), is joining us as Chief Technology and Product Officer. Mr. Davis will work in close partnership with Chief Science Officer, Gustavo Stolovitzky, to drive scientific and product innovation to deliver on our data strategy for health systems and biopharma partners. Further, Daniel Clark, our general counsel, and Anthony Prentice, our Chief Product Officer, will be leaving us to pursue other career opportunities.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into this Quarterly Report.

No.	Description of Exhibit	Form	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Sema4 Holdings Corp.	8-K	3.1	05/02/2022

10.1	Transition Services Agreement, dated as of April 29, 2022, by and between GeneDx, Inc. and OPKO Health, Inc	8-K	10.1	05/02/2022

10.2	Employment Agreement, dated as of January 14, 2022, as amended April 29, 2022, by and between Sema4 Holdings Corp. and Katherine Stueland.	8-K	10.2	05/02/2022

10.3	Amendment No.1 to the Amended and Restated Employment of Agreement of Eric Schadt, dated June 14, 2022.	8-K	10.1	06/14/2022

10.4	Consulting Agreement with Isaac Ro, dated as of June 14, 2022.	8-K	10.2	06/14/2022

10.5	Separation Agreement and General Release with Isaac Ro, dated as of August 11, 2022				X

10.6	Separation Agreement, dated as of August 12, 2022, by and between Sema4 Holdings Corp. and Eric Schadt				X

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)				X

*	Filed herewith.
**	Furnished.
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

SEMA4 HOLDINGS CORP.

Date: August 15, 2022		/s/ Katherine Stueland
	Name:	Katherine Stueland
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 15, 2022		/s/ Richard Miao
	Name:	Richard Miao
	Title:	Interim Chief Financial Officer (Principal Financial Officer)