Form 10-Q
period 2022-09-30
Sema4 Holdings Corp.
filed 2022-11-14
CIK 1818331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The registrant had outstanding 386,795,130 shares of Class A common stock as of November 4, 2022.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about:
•our estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements;
•our expected losses;
•our expectations for incurring capital expenditures;
•unforeseen circumstances or other disruptions to normal business operations, including supply chain interruptions and manufacturing constraints, arising from or related to the ongoing COVID-19 pandemic;
•our ability to realize the benefits expected from our April 2022 acquisition of GeneDx;
•our expectations regarding our plans to pursue a new strategic direction, exit our reproductive and women’s health testing business and our ability to scale to profitability, as well as our plans to exit our somatic tumor testing business and the associated cost savings and impact on our gross margins;
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
•our accounting estimates and judgments, including our expectations regarding our ability to continue as a going concern, the adequacy of our reserves for third party payor claims, our estimates of the fair value of the milestone payments related to the GeneDx acquisition and our conclusions regarding the appropriateness of the carrying value of intangible assets and goodwill; and
•our ability to successfully implement our business strategy.
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
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
Part I - Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements

Sema4 Holdings Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$191,360	$400,569
Accounts receivable, net	42,669	26,509
Due from related parties	1,194	54
Inventory, net	44,173	33,456
Prepaid expenses	17,516	19,154
Other current assets	9,698	3,802
Total current assets	$306,610	$483,544
Operating lease right-of-use assets	44,033	—
Property and equipment, net	84,369	62,719
Intangible assets, net	190,156	—
Goodwill	181,468	—
Restricted cash	14,370	900
Other assets	7,968	6,930
Total assets	$828,974	$554,093
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$86,884	$64,801
Due to related parties	1,828	2,623
Contract liabilities	—	473
Short-term lease liabilities	4,996	—
Other current liabilities	68,623	33,387
Total current liabilities	$162,331	$101,284
Long-term debt, net of current portion	10,651	11,000
Long-term lease liabilities	62,336	—
Other liabilities	20,200	21,907
Deferred taxes	2,603	—
Warrant liability	5,059	21,555
Earn-out contingent liabilities	4,500	10,244
Total liabilities	$267,680	$165,990
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.0001 par value: 1,000,000 and 0 shares authorized at September 30, 2022 and December 31, 2021, respectively; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	$—	$—
Class A common stock, $0.0001 par value: 1,000,000,000 and 380,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 381,428,905 and 242,647,604 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	38	24
Additional paid-in capital	1,376,916	$963,520
Accumulated deficit	(815,660)	(575,441)
Total stockholders’ equity	$561,294	$388,103
Total liabilities and stockholders’ equity	$828,974	$554,093
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sema4 Holdings Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021 (1)	2022	2021 (1)
Revenue:
Diagnostic test revenue (including related party revenue of $809 and $20 for the three months ended and $1,392 and $90 for the nine months ended September 30, 2022 and 2021, respectively)	$81,490	$41,410	$167,989	$148,973
Other revenue (including related party revenue of $149 and $65 for the three months and $296 and $153 for the nine months ended September 30, 2022 and 2021, respectively)	1,744	1,768	5,355	5,421
Total revenue	83,234	43,178	173,344	154,394
Cost of services (including related party expenses of $1,103 and $656 for the three months ended and $3,507 and $1,942 for the nine months ended September 30, 2022 and 2021, respectively)	69,685	51,487	183,768	168,190
Gross profit (loss)	13,549	(8,309)	(10,424)	(13,796)
Research and development	13,354	17,831	61,837	82,916
Selling and marketing	37,451	28,152	103,116	82,092
General and administrative	51,863	33,125	162,681	148,033
Related party expenses	1,697	847	4,712	3,532
Loss from operations	(90,816)	(88,264)	(342,770)	(330,369)

Other income (expense), net:
Change in fair market value of warrant and earn-out contingent liabilities	12,978	122,171	54,350	122,171
Interest income	996	27	1,405	57
Interest expense	(806)	(683)	(2,404)	(2,128)
Other income	2	(520)	58	5,064
Total other income	13,170	120,995	53,409	125,164
(Loss) Income before income taxes	$(77,646)	$32,731	$(289,361)	(205,205)
Income tax benefit	65	—	49,142	—
Net (loss) income and comprehensive (loss) income	$(77,581)	$32,731	$(240,219)	$(205,205)
Weighted average shares outstanding of Class A common stock	380,764,176	185,680,394	321,461,266	63,121,738
Weighted average shares outstanding of Class A common stock for diluted earnings	380,764,176	210,330,946	321,461,266	63,121,738
Basic net (loss) income per share, Class A common stock	$(0.20)	$0.18	$(0.75)	$(3.25)
Diluted net (loss) income per share, Class A common stock	$(0.20)	$0.16	$(0.75)	$(3.25)
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

Sema4 Holdings Corp.
Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Three months ended September 30, 2022
	Preferred Stock		Class A Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Par value	Shares	Par value
Balances at June 30, 2022	—	$—	379,896,799	$38	$1,375,315	$(738,079)	$637,274
Net loss	—	—	—	—	—	(77,581)	(77,581)
Stock option exercises	—	—	615,309	—	329	—	329
Stock based compensation expense	—	—	—	—	1,272	—	1,272
Vested restricted stock units converted to common stock	—	—	916,797	—	—	—	—
Balances at September 30, 2022	—	$—	381,428,905	$38	$1,376,916	$(815,660)	$561,294

	Nine months ended September 30, 2022
	Preferred Stock		Class A Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Par value	Shares	Par value
Balances at December 31, 2021	—	$—	242,647,604	$24	$963,520	$(575,441)	$388,103
Net loss	—	—	—	—	—	(240,219)	(240,219)
Stock option exercises	—	—	6,940,485	1	2,198	—	2,199
Stock based compensation expense	—	—	—	—	41,552	—	41,552
Shares issued for PIPE, net of issuance costs	—	—	50,000,000	5	197,654	—	197,659
Shares issued for acquisition (1)	—	—	80,000,000	8	171,992	—	172,000
Vested restricted stock units converted to common stock	—	—	1,840,816	—	—	—	—
Balances at September 30, 2022	—	$—	381,428,905	$38	$1,376,916	$(815,660)	$561,294
(1) Of the 80 million shares issued for acquisition, 8.3 million shares are held by the escrow agent for one year escrow period During this period, the seller retains all rights with respect to the escrow shares, including voting rights and rights to receive dividends and other distributions on such escrow shares.

Sema4 Holdings Corp.
Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

Three months ended September 30, 2021 (1)

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Par value	Shares	Par Value	Additional paid-in capital	Accumulated deficit (1)	Total stockholders' deficit
Balances at June 30, 2021	171,535,213	$334,439	4,458	$—	1,383,736	$—	$1,483	$(567,987)	$(566,504)
Net income	—	—	—	—	—	—	—	32,731	32,731
Conversion of Preferred Stock	(171,535,213)	(334,439)	148,543,062	15	—	—	104,517	—	104,532
Conversion of Class B Common Stock	—	—	1,309,320	—	(1,383,736)	—	(744)	—	(744)
Net equity infusion from the Business Combination	—	—	90,333,562	9	—	—	510,742	—	510,751
Stock based compensation modification reclassification	—	—		—	—	—	304,837	—	304,837
Stock based compensation expense	—	—	—	—	—	—	5,418	—	5,418
Balances at September 30, 2021	—	$—	240,190,402	$24	—	$—	$926,253	$(535,256)	$391,021
Nine months ended September 30, 2021 (1)

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Par value	Shares	Par Value	Additional paid-in capital	Accumulated deficit (1)	Total stockholders' deficit
Balances at December 31, 2020	171,535,213	$334,439	124	$—	130,557	$—	$—	$(330,051)	$(330,051)
Net loss	—	—	—	—	—	—	—	(205,205)	(205,205)
Stock options exercises	—	—	4,334	—	1,253,179	—	1,483	—	1,483
Conversion of Preferred Stock	(171,535,213)	(334,439)	148,543,062	15	—	—	104,517	—	104,532
Conversion of Class B Common Stock	—	—	1,309,320	—	(1,383,736)	—	(744)	—	(744)
Net equity infusion from the Business Combination	—	—	90,333,562	9	—	—	510,742	—	510,751
Stock based compensation modification reclassification	—	—	—	—	—	—	304,837	—	304,837
Stock based compensation expense	—	—	—	—	—	—	5,418	—	5,418
Balances at September 30, 2021	—	$—	240,190,402	$24	—	$—	$926,253	$(535,256)	$391,021
(1) As previously disclosed in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, certain adjustments were made which impacted previously reported net loss for the third quarter of 2021 and the adjusted net loss is reflected as disclosed.

Sema4 Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2022	2021 (1)
Operating activities
Net loss	$(240,219)	$(205,205)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	25,269	16,012
Stock-based compensation expense	41,553	182,454
Change in fair value of warrant and earn-out contingent liabilities	(54,350)	(122,171)
Income tax benefit	(49,176)	—
Loss on debt extinguishment	—	301
Provision for excess and obsolete inventory	732	1,122
Non-cash lease expense	1,112	1,174
Amortization of deferred debt issuance costs	387	—
Change in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable	5,491	10,787
Inventory	(5,239)	(7,334)
Prepaid expenses and other current assets	5,153	(15,710)
Due to/from related parties	(1,935)	(124)
Other assets	(1,355)	(17)
Accounts payable and accrued expenses	28,557	4,927
Contract liabilities	(473)	(1,290)
Other current liabilities	(10,008)	(3,375)
Net cash used in operating activities	(254,501)	(138,449)

Investing activities
Purchase of business, net of cash acquired	(127,004)	—
Purchases of property and equipment	(4,990)	(4,344)
Development of internal-use software assets	(6,494)	(8,749)
Net cash used in investing activities	(138,488)	(13,093)

Financing activities
Proceeds from Business Combination PIPE Investment	—	350,000
Proceeds from Acquisition PIPE Investment, net of issuance costs	197,659	—
Proceeds from equity infusion from the merger, net of redemptions	—	442,684
Legacy Sema4 Shareholder payout	—	(230,665)
Payment of deferred transaction costs	—	(51,760)
Stock Appreciation Rights payout	—	(3,795)
Repayment of long-term debt	—	(8,741)
Finance lease principal payments	(2,632)	(2,960)
Long-term debt principal payments	—	(1,000)
Exercise of stock options	2,223	995
Net cash provided by financing activities	197,250	494,758

Net decrease in cash, cash equivalents and restricted cash	(195,739)	343,216
Cash, cash equivalents and restricted cash, at beginning of period	401,469	118,960
Cash, cash equivalents and restricted cash, at end of period	$205,730	$462,176

Sema4 Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Supplemental disclosures of cash flow information
Cash paid for interest	$1,795	$2,128
Cash paid for taxes	$487	$50
Stock consideration paid for purchase of business	$172,000	$—
Purchases of property and equipment in accounts payable and accrued expenses	$1,546	$193
Software development costs in accounts payable and accrued expenses	$448	$1,228
(1) As previously disclosed in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, certain adjustments were made to certain liability accounts previously reported in the condensed balance sheets as of September 30, 2021. The adjustments are reflected accordingly as disclosed.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Description of Business
Sema4 Holdings Corp. (“Sema4 Holdings”) through its subsidiaries Sema4 OpCo, Inc., formerly Mount Sinai Genomics Inc., a Delaware corporation (“Legacy Sema4”) and GeneDx Holding 2, LLC, provides genomics-related diagnostic and information services and pursues genomics medical research. Sema4 utilizes an integrated portfolio of laboratory processes, software tools and informatics capabilities to process DNA-containing samples, analyze information about patient-specific genetic variation and generate test reports for clinicians and their patients. Sema4 provides a variety of genetic diagnostic tests, and screening solutions, and information with a focus on pediatrics, hereditary cancer screening, and rare diseases for children and adults. Sema4 Holdings’ operating subsidiaries primarily serve healthcare professionals who work with their patients and bills third-party payors across the United States, with a substantial portion of its diagnostic testing volume occurring in New York, California, Florida, Connecticut and Illinois.
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

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
As discussed in the Company’s Annual Report, the Company identified the misclassification of certain expenses and out of period adjustments generally related to the recognition of cost of services. The impact of these adjustments were disclosed in the Company’s Annual Report and are reflected in the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) and condensed consolidated statements of cash flows for the period ended September 30, 2021.
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
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. The Company bases these estimates on current facts, historical and anticipated results, trends and various other assumptions that it believes are reasonable in the circumstances, including assumptions as to future events. These estimates include, but are not limited to, the transaction price for certain contracts with customers, potential or actual claims for recoupment from third-party payors, the capitalization of software costs, the valuation of stock-based awards, inventory, earn-out contingent liabilities and earn-out Restricted Stock Units (“RSUs”). Actual results could differ materially from those estimates, judgments and assumptions.
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
The Company assesses both the self-pay patient and, if applicable, the third-party payor that reimburses the Company on the patient’s behalf when evaluating the concentration of credit risk. Significant customers and payors are those that represent more than 10% of the Company’s total revenues for the period or accounts receivable balance at each respective balance sheet date. The significant concentrations of accounts receivable as of September 30, 2022 and December 31, 2021 were primarily from large managed care insurance companies and a reference laboratory. There was no individual patient that accounted for 10% or more of the Company’s revenue or accounts receivable for any of the periods presented. The Company does not require collateral as a means to mitigate customer credit risk.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
For each significant payor, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three months ended September 30,		Nine months ended September 30,		As of September 30,	As of December 31,
	2022	2021	2022	2021	2022	2021
Payor A(1)	*	23%	*	19%	18%	15%
Payor B(2)	27%	20%	29%	19%	16%	15%
Payor C	*	15%	*	13%	*	*
Payor D	*	*	*	10%	*	*
Payor E	15%	*	12%	*	11%	*
*less than 10%
__________________
(1) This payor represented less than 10% of the Company’s total revenues in 2022 due to a reversal of revenue recorded for this payor primarily in the second quarter of 2022 due to this payor’s allegation regarding certain overpayments the Company allegedly received from this payor. Refer to Note 4, “Revenue Recognition.”

(2) This payor includes multiple individual plans and the Company calculates and presents the aggregated value from all plans, which is consistent with the Company’s portfolio approach used in accounting for diagnostic test revenue.
The Company is subject to a concentration of risk from a limited number of suppliers for certain reagents and laboratory supplies. One supplier accounted for approximately 13% and 8% for the three months ended September 30, 2022 and 2021, respectively and 13% and 10% for the nine months ended September 30, 2022 and 2021, respectively. This risk is managed by maintaining a target quantity of surplus stock.
Impact of COVID-19

Beginning in April 2020, the Company’s diagnostic test volumes decreased significantly as compared to the prior year as a result of the initial outbreak of the COVID-19 pandemic and the related limitations and priorities across the healthcare system. In response, beginning in May 2020, the Company entered into several service agreements with state governments and healthcare institutions to provide testing for the presence of COVID-19 variants. Test volumes have since improved to what would, at this time, be considered normalized market conditions. A COVID-19 resurgence in the United States could however have a material impact on the Company’s results of operations, cash flows and financial condition.
In March 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law which was a stimulus bill that, among other things, provided assistance to qualifying businesses and individuals and included funding for the healthcare system. During 2020, as part of the stimulus provided by the CARES Act, the Company received $5.4 million, comprised of $2.6 million received under the Provider Relief Fund (“PRF”) distribution and $2.8 million received under the Employee Retention Credit (“ERC”) distribution which was recorded in other current liabilities as of September 30, 2022 and December 31, 2021.
During the three months ended March 31, 2021, the Company received an additional $5.6 million under the PRF distribution, which was recognized in other income in the condensed consolidated statements of operations and comprehensive loss.
Additionally, under the CARES Act, the Company deferred payment of U.S. social security taxes in 2020. As a result, $3.8 million of employer payroll tax payments were initially deferred as of December 31, 2020 with $1.9 million paid in December 2021 and the remaining $1.9 million payment will be made in December 2022. As of September 30, 2022, the remaining payable is recorded in other current liabilities.
Following the Company’s announcement that it would discontinue COVID-19 testing services by March 31, 2022, the Company no longer provides COVID-19 testing services. During the nine months ended September 30, 2022, the Company wrote off an accounts receivable balance of $0.4 million related to COVID-19 testing services.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the same amounts shown on the condensed consolidated statements of cash flows (in thousands):

	As of September 30, 2022	As of December 31, 2021
Cash and cash equivalents	$191,360	$400,569
Restricted cash	14,370	900
Total	$205,730	$401,469
Restricted cash as of September 30, 2022 includes $13.5 million escrow fund as restricted cash related to the closing of the Acquisition of GeneDx. The escrow amount is to be held for a period of 12 months following the closing date of the Acquisition as a fund for OPKO’s indemnification obligations pursuant to the Acquisition Merger Agreement. In addition, restricted cash as of September 30, 2022 consists of money market deposit accounts that secure an irrevocable standby letter of credit that serves as collateral for security deposit operating leases (see Note 9, “Leases”).
Accounts Receivable
Accounts receivable consists of amounts due from customers and third party payors for services performed and reflect the consideration to which the Company expects to be entitled in exchange for providing those services. Accounts receivable are estimated and recorded in the period the related revenue is recorded. The accounts receivable balance as of September 30, 2022 included $3.6 million of unbilled accounts receivables.
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
Goodwill
In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Under ASC 350, the Company will perform annual impairment reviews of goodwill during the fourth fiscal quarter or more frequently if business factors indicate. During the third quarter of 2022, the Company identified indicators of impairment that indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value. The factors contributing to the indicators include, but are not limited to, significant decline in the Company’s stock price coupled with lower than anticipated business financial performance of Sema4. As a result, the Company performed quantitative analysis to determine the fair value of the company-wide single reporting unit, and based on this analysis, the Company concluded that an impairment loss is not required as of September 30, 2022. The fair value was determined to include the Company’s estimates of discounted future cash flows expected to be generated as well as other contemporaneous assumptions related to the exit of the reproductive and women’s health business.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Intangible Assets
Amortizable intangible assets include trade names and trademarks, developed technology and customer relationships acquired as part of business combinations. Intangible assets acquired through our business combinations in the second quarter of 2022 are amortized on a straight line basis. All intangible assets subject to amortization are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment. As discussed above regarding goodwill, the indicators of impairment were identified and the Company evaluated the recoverability of amortizable intangible assets and other long-lived assets for impairment. The recoverability test was performed on a company-wide single asset group level. As a result of the test performed, impairment loss was not required as of September 30, 2022.
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

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Contingent consideration (GeneDx)
In connection with the Acquisition of GeneDx, up to $150 million of contingent payments will be payable to OPKO in cash and/or shares of Company’s Class A common stock with such mix to be determined in the Company’s sole discretion, based upon achievement of 2022 and 2023 revenue milestones, pursuant to the Acquisition Merger Agreement (the “Milestone Payments”). If the Company elects to pay in shares of Class A common stock, the Acquisition Merger Agreement provides that the shares issues are to be valued at $4.86 per share for a maximum of 30.9 million shares.
Subject to the terms and conditions of the Acquisition Merger Agreement, (a) the first Milestone Payment of $112.5 million will become due and payable if the revenue of the GeneDx group for the fiscal year 2022 equals or exceeds $163 million and (b) the second Milestone Payment of $37.5 million will become due and payable if the revenue of the GeneDx group for the fiscal year 2023 equals or exceeds $219 million (each of clauses (a) and (b), a “Milestone Event”); provided that 80% of the Milestone Payment for the first milestone period or the second milestone period, as applicable, will become payable in respect of such period if the GeneDx group achieves 90% of the applicable Milestone Event revenue target for such period, which amount will scale on a linear basis up to 100% of the applicable Milestone Payment at 100% of the applicable revenue target. The milestone payments would require issuance of shares of Company’s Class A common stock up to 23.2 million shares and 7.7 million shares for the first Milestone Payment and second Milestone Payment, respectively. The fair value of the Milestone Payment which was determined to be $24.4 million as of September 30, 2022 is estimated using a Monte Carlo simulation valuation model and assuming the Company will pay the earn-out in shares.
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
The Company determined that the fair value of the earn-out shares issued to the Legacy Sema4 stockholders as of September 30, 2022 was reduced to $0. The estimated fair value of the earn-out is determined using a Monte Carlo simulation valuation model.
As for the earn-out RSUs for the Legacy Sema4 option holders, a total of 2.7 million RSUs were granted on December 9, 2021. The vesting of such arrangement is conditioned on the satisfaction of both a service requirement and on the satisfaction of a market-based requirement. The market-based requirement would be achieved if the Company’s stock price is greater than or equal to $13 (Triggering Event I), $15 (Triggering Event II) and $18 (Triggering Event III) during the applicable performance period, based on the volume-weighted average price for a period of at least 20 days out of 30 consecutive trading days. Therefore, the Company accounts for this arrangement in accordance with ASC 718- Compensation — Stock Compensation (“ASC 718”) and stock-based compensation expense is recognized over the longer of the expected achievement period for the market-based requirement and the service requirement. The Company recorded $0.9 million of stock-based compensation expense in relation to the earn-out RSUs for the nine months ended September 30, 2022. In the event that any earn-out RSUs that are forfeited as a result of a failure to achieve the service requirement, the underlying shares will be reallocated on an annual basis to the Legacy Sema4 stockholders and to the Legacy Sema4

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
option holders who remain employed as of the date of such reallocation. The Company accounts for the re-allocations to Legacy Sema4 option holders as new grants.
Capitalized Internal-Use Software Costs
The Company capitalizes certain costs incurred related to the development of its software applications for internal use during the application development state. If a project constitutes an enhancement to existing software, the Company assesses whether the enhancement creates additional functionality to the software, thus qualifying the work incurred for capitalization. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred. Once the project is available for general release, capitalization ceases and the Company estimates the useful life of the asset and begins amortization. Upon prospective adoption of the ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”) for the annual period ended December 31, 2021, $2.3 million of eligible implementation costs incurred throughout 2021 were capitalized and recorded in the fourth quarter of 2021 in other current and non-current assets, of which $0.1 million, $0.1 million, $0.8 million and $1.3 million were related to the first, second, third and fourth quarter of 2021, respectively.
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
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The Company adopted ASU 2021-10 effective January 1, 2022. The Company did not receive any such grants during the nine months ended September 30, 2022.
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

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
3. Business Combinations
CMLS Business Combination
On July 22, 2021, the Company consummated the Business Combination (as defined in Note 1) and received net cash proceeds of $510.0 million.
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

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
placement 50,000,000 shares of the Company’s Class A common stock to certain institutional investors for aggregate gross proceeds of $200 million (the “Acquisition PIPE Investment”).
For the nine months ended September 30, 2022, $12.1 million of GeneDx Acquisition-related costs are reflected within general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. These costs include third-party professional firms’ services related to due diligence, advisory and legal services. The Company’s consolidated results include $45.6 million of revenue and $(8.6) million of pretax loss for the three months ended September 30, 2022 and $71.7 million of revenue and $(17.6) million of pretax loss for the nine months ended September 30, 2022 from GeneDx.
Pro forma financial information
The pro forma information below gives effect to the Acquisition as if it had been completed on January 1, 2021 (“the pro forma acquisition date”). The pro forma information is not necessarily indicative of the Company’s revenue results had the Acquisition been completed on the pro forma acquisition date, nor is it necessarily indicative of the Company’s future results. The pro forma revenue information reflects GeneDx’s historic revenue and does not include any additional revenue opportunities following the Acquisition. The purchase price allocations for the assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as the Company obtains additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact the Company’s consolidated statements of operations and comprehensive loss in future periods. The Company expects that the values assigned to the assets acquired and liabilities assumed will be finalized during the one-year measurement period following the Acquisition closing date. The pro forma revenues and net loss include the following adjustments based on the Company’s preliminary analysis and are subject to change as additional analysis is performed:
•revised amortization expense resulting from the acquired intangible assets,
•historical intercompany revenue recognized by GeneDx with OPKO or other related parties,
•income tax benefits resulting from the deferred tax liabilities acquired, and
•revised stock based compensation reflecting the inducement awards issued to the GeneDx employees.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Pro forma revenues	$83,234	$72,953	$221,604	$236,618

Pro forma net (loss) income	$(77,581)	$22,673	$(318,492)	$(195,315)
For three months ended September 30, 2022 and 2021 pro forma revenues included GeneDx revenue of $45.6 million and $29.8 million, respectively. The increase of $15.8 million which represents 50% in GeneDx revenue was a result of an increase in both volumes and average reimbursement rates.
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

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Disaggregated revenue
The following table summarizes the Company’s disaggregated revenue by payor category (in thousands):

	Three months ended September 30,
	2022	2021
Diagnostic test revenue
Patients with third-party insurance	$64,391	$36,738
Institutional customers	15,244	3,656
Self-pay patients	1,855	1,016
Total diagnostic test revenue	81,490	41,410
Other revenue	1,744	1,768
Total	$83,234	$43,178

	Nine months ended September 30,
	2022	2021
Diagnostic test revenue
Patients with third-party insurance	$133,251	$123,395
Institutional customers	30,395	23,075
Self-pay patients	4,343	2,503
Total diagnostic test revenue	167,989	148,973
Other revenue	5,355	5,421
Total	$173,344	$154,394
Reassessment of variable consideration
Subsequent changes to the estimate of the transaction price, determined on a portfolio basis when applicable, are generally recorded as adjustments to revenue in the period of the change. The Company updates estimated variable consideration quarterly.
For the three months ended September 30, 2022, the quarterly change in estimate included a further decrease in revenue related to a payor, as further disclosed in the “—Certain payor matters” below, for tests in which the performance obligation of delivering the test results was met in prior periods. The downward adjustment was recorded based on the Company’s updated estimate as of September 30, 2022. The decrease was further offset by other upward adjustments made for tests in which the performance obligation of delivering the test results was met in prior periods related to other payors. On a net basis, the Company’s change in estimate did not result in a material change in the current quarter’s revenue.
During the second quarter of 2022, the Company recorded $30.1 million decrease to revenue for tests in which the performance obligation of delivering the test results was met in the first quarter of 2022 and prior years. $24.2 million of this decrease is related to the years December 31, 2021 and prior. The change in estimate is a result of changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and potential and actual settlements with third party payors. As described in more detail below, third-party payors may decide to deny payment or seek to recoup payments for tests performed by the Company for a number of reasons and, as a result, the Company may be required to refund payments

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
already received, and the Company’s revenues may be subject to retroactive adjustment as a result. The Company processes requests for recoupment from third-party payors in the ordinary course of its business and reflects in the Company’s transaction price estimations. See “—Certain payor matters” below for further details regarding an ongoing matter related to certain overpayments the Company allegedly received from a third-party payor; the Company has established certain liabilities and reversed certain of its previously recorded revenue as a result of this matter and other potential settlements with payors.

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

As an integral part of the Company’s billing compliance program, in the third quarter of 2022, the Company instituted a third-party review of billing claims and compliance practices, and initiated improvements including implementing a package of new billing compliance policies and procedures and strengthening the Company’s billing compliance team. From time to time, the Company may have an obligation to reimburse Medicare, Medicaid, and third-party payors for overpayments regardless of fault. Settlements with third-party payors for retroactive adjustments due to audits, reviews, or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor, the Company’s historical settlement activity (if any), and the Company’s assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as such adjustments become known (that is, if new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations.
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
As a result of this matter, and in connection with a review of certain billing policies and procedures undertaken by management, the Company considered the need to establish reserves for potential recoupments of payments previously made by third-party payors. As of September 30, 2022, the Company continues to carry liabilities that were initially established as of June 30, 2022 as a result of this matter and other potential settlements with payors, as adjusted as of September 30, 2022, based on the current facts and an evaluation of anticipated results that the Company believes reasonable for all potential recoupments for all third-party payors combined. As of September 30, 2022, $39.8 million of liabilities were recorded in Accounts payable and accrued expenses and other liabilities. See Note 15, “Supplemental Financial Information”. The Company uses estimates, judgments, and assumptions to assess whether it is probable that a significant reversal in the amount of cumulative revenue may occur in future periods, based upon information presently available. These estimates are subject to change. In addition, as discussed above, the Company has made certain adjustments to its estimated variable consideration as result of this matter and other potential settlements with payors.
Remaining performance obligations
For certain long-term collaboration service agreements with original expected durations of more than one year, the Company’s obligations pursuant to such agreement represents partially unsatisfied performance obligations as of

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022. The revenues under the agreements are estimated to be approximately $7.6 million. The Company expects to recognize the majority of this revenue over the next 2.5 years.
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
A reconciliation of the beginning and ending balances of contract assets and contract liabilities is shown in the table below (in thousands):

	Contract Assets	Contract Liabilities
December 31, 2021	$3,296	$3,769
Contract asset additions	1,861
Amounts transferred to receivables	(800)
Customer prepayments		737
Revenue recognized		(1,682)
Other	(92)
September 30, 2022	$4,265	$2,824
The Company presents contract assets and contract liabilities with respect to the same customer contracts on a net basis on its condensed consolidated balance sheets. As of September 30, 2022, there were $1.4 million current contract assets recorded and $0.5 million of contract liabilities were recorded as of December 31, 2021.
Revenues recognized that were included in the contract liability balance at the beginning of each period were $0.7 million and $0.3 million for the three months ended September 30, 2022 and September 30, 2021, respectively and $1.7 million and $2.1 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
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
As of September 30, 2022 and December 31, 2021, the Company had outstanding deferred costs to fulfill contracts of $0.3 million and $1.8 million, respectively, which were recorded as other current assets on the condensed consolidated balance sheets. The Company expect to make additional payments to ISMMS under an amended subcontract agreement with ISMMS.
Amortization of deferred costs was $0.5 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively and $1.5 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively. The amortization costs were recorded in the cost of services on the condensed consolidated statements of operations and comprehensive loss.
5. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The Company’s financial assets and liabilities consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, finance leases, warrant liability and earn-out contingent liabilities, contingent consideration based on milestone achievement and long-term debt. The Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term nature of these accounts.
The Company’s finance leases are classified within Level 1 of the fair value hierarchy because such finance lease agreements bear interest at rates for instruments with similar characteristics; accordingly, the carrying value of these liabilities approximate their fair values.
The Company’s loan from the Connecticut Department of Economic and Community Development is classified within Level 2 of the fair value hierarchy. As of September 30, 2022, the loan was recorded at its carrying value of $11 million with the current portion of $0.3 million recorded in other current liabilities within the condensed consolidated balance sheet. The fair value was $8.8 million, which is estimated based on discounted cash flows using the yields of similar debt instruments of other companies with similar credit profiles.
The following tables set forth the fair value of financial instruments that were measured at fair value on a recurring basis (in thousands):

	As of September 30, 2022
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$35,518	$35,518	$—	$—
Total financial assets	$35,518	$35,518	$—	$—

Financial Liabilities:
Public warrant liability	$3,394	$3,394	$—	$—
Private warrant liability	1,664	—	1,664	—
Earn-out contingent liability	—	—	—	—
Contingent consideration based on milestone achievement	$24,390	$—	$—	$24,390
Total financial liabilities	$29,448	$3,394	$1,664	$24,390

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$385,370	$385,370	$—	$—
Total financial assets	$385,370	$385,370	$—	$—

Financial Liabilities:
Public warrant liability	$14,463	$14,463	$—	$—
Private warrant liability	7,092	—	7,092	—
Earn-out contingent liability	10,244	—	—	10,244
Total financial liabilities	$31,799	$14,463	$7,092	$10,244

Of the $191.4 million cash and cash equivalents presented on the condensed consolidated balance sheets as of September 30, 2022, $35.5 million was in money market funds and was classified within Level 1 of the fair value hierarchy as the fair value was based on quoted prices in active markets.
The Company’s outstanding warrants include publicly-traded warrants (the “Public Warrants”) which were originally issued in the IPO and warrants sold in a private placement to CMLS Holdings LLC (the “Private Warrants”). The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as non-current liabilities on the balance sheet at fair value upon the closing of the Business Combination, with subsequent changes in their respective fair values recognized in other income on the condensed consolidated statements of operations and comprehensive loss at each reporting date. As of September 30, 2022, the Public Warrants are classified within Level 1 of the fair value hierarchy as they are traded in active markets. The Private Warrants are classified within Level 2 of the fair value hierarchy as management determined the fair value of each Private Warrant is the same as that of a Public Warrant because the terms are substantially the same.

The earn-out contingent liabilities include the Company’s contingent obligation to issue earn-out shares for Legacy Sema4 stockholders (“Earn-out Shares”) as well as the Company’s contingent obligation to make additional Milestone Payments of up to $150 million to OPKO if certain revenue-based milestones are achieved for each of the fiscal years ended December 31, 2022 and December 31, 2023.

The Earn-out Shares are accounted for as a liability and required remeasurement at each reporting date. The estimated fair value of the total Earn-out Shares as of September 30, 2022 is determined based on a Monte Carlo simulation valuation model. The fair value of the earn-out contingent liability is sensitive to the expected volatility for the Company and the Company’s Class A common stock price which is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics. The expected volatility for the Company is based on the historical volatility of selected guideline companies, the historical volatility of the Company, and the implied volatility of the Company’s call options. The key assumptions utilized in determining the Earn-out Shares valuation as of September 30, 2022 and June 30, 2022 were as follows:

	September 30, 2022	June 30, 2022
Stock price	$0.88	$1.26
Expected volatility	107.5%	87.5%
Expected term (in years)	0.8	1
Risk-free interest rate	4.00%	2.81%

The fair value determined and recorded as of June 30, 2022 and December 31, 2021 was $0.2 million and $10.2 million, respectively. During the three and nine months ended September 30, 2022 a gain of $0.2 million and $10.2 million was recorded, respectively, in the change in fair market value of warrant and earn-out contingent liability in the condensed consolidated statements of operations and comprehensive loss based on re-measurement performed as of the period end date.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

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
The Company recorded the fair value of the Milestone Payments for $24.4 million as of September 30, 2022, of which $19.9 million is presented as current liabilities in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2022, a gain of $10.6 million and $27.6 million, respectively, was recorded in the change in fair market value of warrant and earn-out contingent liabilities in the condensed consolidated statements of operations and comprehensive loss based on re-measurement performed as of the period end date. The fair value was determined based on a Monte Carlo simulation valuation model and the key assumptions include revenue projections, revenue volatility of 25%, the Company’s expectation to settle the liability in shares and share price of $0.88 per share.
The earn-out contingent liabilities are categorized as Level 3 of the fair value hierarchy as the Company utilizes unobservable inputs in estimating the fair value. There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.
6. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Laboratory equipment	$38,987	$28,552
Equipment under finance leases	21,391	21,384
Leasehold improvements	35,532	21,905
Capitalized software	31,486	25,693
Building under finance lease	6,276	6,276
Construction in-progress	8,891	940
Computer equipment	9,366	6,634
Furniture, fixtures and other equipment	3,771	3,241
Total property and equipment	155,700	114,625
Less: accumulated depreciation and amortization	(71,331)	(51,906)
Property and equipment, net	$84,369	$62,719
For the three months ended September 30, 2022 and 2021, depreciation and amortization expense was $7.0 million and $5.5 million. For the nine months ended September 30, 2022 and 2021, depreciation and amortization expense was $19.4 million and $16.0 million, respectively. This included software amortization expense of $1.7 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively and $5.0 million and $4.0 million for the nine months

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense is included within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,
	2022	2021
Cost of services	$5,203	$3,679
Research and development	1,973	1,500
Selling and marketing	1	1
General and administrative	(182)	311
Total depreciation and amortization expenses	$6,995	$5,491

	Nine months ended September 30,
	2022	2021
Cost of services	$11,335	$10,824
Research and development	5,811	4,197
Selling and marketing	3	2
General and administrative	2,276	989
Total depreciation and amortization expenses	$19,425	$16,012

7. Related Party Transactions
Related party revenues
Related party revenues primarily include diagnostic testing revenues generated by GeneDx from BioReference Laboratories, Inc. (“BRLI”), which is a subsidiary of OPKO. The prices charged represent market rates. Revenue recorded from this contract was $0.6 million and $1.0 million for the three and nine months ended September 30, 2022, respectively.

Related party expenses
For three months ended September 30, 2022 and 2021, the Company incurred certain related party costs. There were no expenses recognized under the Transition Services Agreement with ISMMS (the “ISMMS TSA”) for the three months ended September 30, 2022 and 2021. There were no expenses recognized under the ISMMS TSA for the nine months ended September 30, 2022 and $1.4 million for the nine months ended September 30, 2021 which is presented within related party expenses in the condensed consolidated statements of operations and comprehensive loss. The Company had no ISMMS TSA payables due to ISMMS as of September 30, 2022 and December 31, 2021. The ISMMS TSA expired on March 28, 2021.
Expenses recognized pursuant to other service arrangements with ISMMS, including certain sub-lease arrangements the Company has through ISMMS, totaled $2.0 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively and $6.2 million and $4.1 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts include certain lease expenses the Company incurs and pay to ISMMS for certain sub-lease arrangements. They are included in either cost of services or related party expenses on the condensed consolidated statements of operations and comprehensive loss depending on the particular activity to which the costs relate. Payables due to ISMMS for the other service arrangements were $1.5 million and $2.6 million as of September 30, 2022 and December 31, 2021, respectively. These amounts include unpaid lease payments the Company accrued for the payments to be made to ISMMS and are included within due to related parties on the Company’s condensed consolidated balance sheets.
Additionally, the Company has purchased $1.3 million of diagnostic testing kits and materials and $1.3 million was recorded in cost of services for the nine months ended September 30, 2022 from an affiliate of a member of the Board of

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Directors who has served in the role since July 2021. The prices paid represent market rates. Payables due were $0 million and $0.1 million as of September 30, 2022 and December 31, 2021, respectively.
GeneDx and OPKO entered into a Transition Services Agreement dated as of April 29, 2022 (the “OPKO TSA”) pursuant to which OPKO has agreed to provide, at cost, certain services in support of the Acquisition of the GeneDx business through December 31, 2022, subject to certain limited exceptions, in order to facilitate the transactions contemplated by the Acquisition Merger Agreement, including human resources, information technology support, and finance and accounting. The Company recognized $0.5 million and $0.8 million in costs for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, $0.3 million was unpaid and included in due to related parties in condensed consolidated balance sheets.
The Company also recorded $4.5 million of receivables from OPKO related to the Acquisition closing working capital adjustment. This amount is presented as other current assets in condensed consolidated balance sheets as of September 30, 2022.
Total related party costs are included within cost of services and related party expenses in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,
	2022	2021
Cost of services	$1,103	$656
Related party expenses	1,697	847
Total related party costs	$2,800	$1,503

	Nine months ended September 30,
	2022	2021
Cost of services	$3,507	$1,942
Related party expenses	4,712	3,532
Total related party costs	$8,219	$5,474
8. Long-Term Debt
Loan and Security Agreement (the “SVB Agreement”)

On November 15, 2021, the Company and Sema4 OpCo, Inc. (together, the “Borrower”) entered into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank (“SVB”). The SVB Agreement provides for a revolving credit facility (the “Revolver”) up to an aggregate principal amount of $125.0 million, including a sublimit of $20.0 million for Letters of Credit (as such terms are defined in the SVB Agreement). The outstanding principal amount of any Advance (as such term is defined in the SVB Agreement) will bear interest at a floating rate per annum equal to the greater of (1) 4.00% and (2) the Prime Rate plus the Prime Rate Margin. The Revolver will mature on November 15, 2024. In connection with entering into the SVB agreement, the Company paid $0.5 million in debt issuance costs during 2021. The Company will pay an additional $0.5 million in fees to SVB at each anniversary of the SVB Agreement date for a total of $1.0 million and these fees are recorded in other current liabilities and other liabilities in the condensed consolidated balance sheets as of September 30, 2022. These costs are capitalized and amortized on a straight-line basis over the contractual term. Any unused fees charged on the Revolver is expensed as incurred.

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

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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

The SVB Agreement also includes customary events of default, including failure to pay principal, interest or certain other amounts when due, material inaccuracy of representations and warranties, violation of covenants, certain bankruptcy and insolvency events, certain undischarged judgments, material invalidity of guarantees or grant of security interest, material adverse change, and involuntary delisting from the Nasdaq Stock Market, in certain cases subject to certain thresholds and grace periods. If one or more events of default occurs and continues beyond any applicable cure period, SVB may, without notice or demand to the Borrower, terminate its commitment to make further loans and declare all of the obligations of the Borrowers under the SVB Agreement to be immediately due and payable. The Company was in compliance with all covenants as of September 30, 2022.
No amounts have been drawn under the SVB Agreement as of September 30, 2022.
2016 Funding Commitment
In June 2017, ISMMS assigned a loan funding commitment from the Connecticut Department of Economic and Community Development (“DECD”) to the Company (as amended, the “DECD Loan Agreement”). The DECD Loan Agreement, provides for a total loan commitment of $15.5 million at a fixed annual interest rate of 2.0% for a term of 10 years. The Company is required to make interest-only payments through July 2023 and principal and interest payments commencing in August 2023. The final payment of principal and interest is due in July 2028. However, under the terms of the DECD Loan Agreement, the DECD may grant partial principal loan forgiveness of up to $12.3 million in the aggregate. Such forgiveness is contingent upon the Company achieving job creation and retention milestones and $4.5 million has been forgiven as of September 30, 2022. This commitment is collateralized by providing a security interest in certain machinery and equipment the Company acquired from ISMMS, as defined in a separate security agreement.
The outstanding loan balance from the DECD Loan Agreement was $11.0 million as of September 30, 2022 and December 31, 2021.
See Note 17 for a description of certain events occurring after September 30, 2022 related to the DECD Loan Agreement.
Maturities of Long-Term Debt
As of September 30, 2022, long-term debt matures as follows (in thousands):

2022 (remainder of year)	$—
2023	875
2024	2,131
2025	2,174
2026	2,218
Thereafter	3,602
Total maturities of long-term debt	11,000
Less: current portion of long-term debt	(349)
Total long-term debt, net of current maturities	$10,651
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

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Operating Leases
The Company's operating lease arrangements are principally for office space and laboratory facilities. The Company’s headquarter lease was initially entered into via sub-lease agreements with ISMMS and a third party and they will expire in 2034. The agreements include escalating rent and rent-free period provisions. Pursuant to the terms of the lease agreement, the Company was required to have issued an irrevocable standby letter of credit to the lessor for $0.9 million, which was included in restricted cash on the condensed consolidated balance sheets as of September 30, 2022 and consolidated balance sheets as of December 31, 2021.
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
In April 2022, the Company acquired an operating lease for office space and laboratory operations in connection with the Acquisition. The lease includes a base term of 9 years remaining from the date of acquisition and an escalating rent provision.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
In July 2022, the Company executed a lease agreement to extend the lease term of existing office spaces, commencing in September 2022 for a period of 13 months.
Finance Leases
The Company enters into various finance lease agreements to obtain laboratory equipment that contain bargain purchase commitments at the end of the lease term. The leases are secured by the underlying equipment. As discussed above, the Company also leases a building used for office and laboratory space in which the building is accounted for as a finance lease and the land is as an operating lease. The interest rate used for the Stamford Lease is 13.1%, which is used to measure the operating and finance lease liability. As of December 31, 2021, the finance lease obligations of $3.4 million and $18.4 million were included in other current liabilities and other liabilities, respectively on the consolidated balance sheets.
The tables below present financial information associated with the Company’s leases. This information is only presented as of, and for the three and nine months ended, September 30, 2022 because, the Company adopted the ASC 842 using a transition method that does not require application to periods prior to adoption (in thousands).

	Classification	September 30, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$44,033
Finance lease assets	Property and Equipment, net	11,372
Total lease assets		$55,405

Liabilities
Current
Operating	Due to related parties	$409
	Short-term lease liabilities	2,464
Finance	Due to related parties	14
	Short-term lease liabilities	2,532
Non-current
Operating	Long-term lease liabilities	45,134
Finance	Long-term lease liabilities	17,202
Total lease liabilities		$67,755

Lease cost	Three months ended September 30, 2022	Nine months ended September 30, 2022
Operating lease cost
Operating lease cost	$1,800	$4,762
Short-term lease cost	116	422
Variable lease cost	140	419
Total operating lease cost	$2,056	$5,603

Finance lease cost
Depreciation and amortization of leased assets	$912	$2,736
Interest on lease liabilities	547	1,630
Total finance lease cost	$1,459	$4,366
Total lease cost	$3,515	$9,969

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Future minimum lease payments under non-cancellable leases as of September 30, 2022 are as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
2022 (remainder of the year)	$1,409	$1,170	$2,579
2023	4,589	3,584	8,173
2024	5,504	2,763	8,267
2025	5,925	2,451	8,376
2026	6,066	2,003	8,069
Thereafter	57,511	49,884	107,395
Total	$81,004	$61,855	$142,859
Less: imputed interest	$(32,997)	$(42,107)	$(75,104)
Present value of lease liabilities	$48,007	$19,748	$67,755
Other information related to leases as of and for the nine months ended September 30, 2022 are as follows:

September 30, 2022
Weighted-average remaining lease term (years)
Operating leases	12.4
Finance leases	19

Weighted-average discount rate
Operating leases	6.8%
Finance leases	11.0%

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,146
Operating cash flows from finance leases	$1,630
Financing cash flows from finance lease	$2,632
10. Commitments and Contingencies
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments primarily related to material and service agreements, laboratory supplies and software. At September 30, 2022, the Company’s total future payments under noncancellable unconditional purchase commitments having a remaining term of over one year were $8.9 million. The Company enters into contracts with suppliers to purchase materials needed for diagnostic testing. These contracts generally do not require multiple-year purchase commitments.
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
Except as described below, the Company was not a party to any material legal proceedings as of September 30, 2022, nor is it a party to any material legal proceedings as of the date of issuance of these unaudited condensed consolidated financial statements.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
On September 7, 2022, a shareholder class action lawsuit was filed in the United States District Court for the District of Connecticut against the Company and certain of the Company’s current and former officers. The complaint purports to bring suit on behalf of stockholders who purchased the Company’s publicly traded securities between March 14, 2022 and August 15, 2022. The complaint purports to allege that defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages, fees and costs. The Company believes the allegations and claims made in the complaint are without merit.
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
Additionally, on May 2, 2022, the compensation committee of the Company’s board of directors granted newly-hired employees inducement stock options to purchase an aggregate of 4,932,132 shares of the Company’s Class A common stock and 4,285,208 RSUs as inducements material to such employee entering into employment with the Company. The stock options have an exercise price of $2.20 per share, which was equal to the closing price of the Company’s Class A common stock on the grant date. The stock options and RSUs granted to the newly-hired employees other than the Company’s CEO, Chief Commercial Officer, and current Chief Financial Officer will vest with respect to 25% of the underlying shares on April 29, 2023, and will vest with respect to the remaining underlying shares in equal quarterly installments thereafter through April 29, 2026, in each case subject to the new employee’s continued service with the company. The stock options and RSUs granted to the Company’s CEO, Chief Commercial Officer, and current Chief Financial Officer will vest with respect to 25% of the underlying shares on April 29, 2023 and 25% of the underlying shares on April 29, 2024, and will vest with respect to the remaining underlying shares in equal quarterly installments thereafter through April 29, 2026, in each case subject to his or her continued service with the company. Each stock option has a 10-year term. The stock options and RSUs are subject to the terms and conditions identical to those of the 2021 Plan and a stock option agreement or restricted stock unit agreement, as applicable, covering the grant.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) became effective in connection with the Business Combination. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. On each January 1 of each of 2022 through 2031, the aggregate number of shares of Class A common stock reserved for issuance under the 2021 Plan may be increased automatically by the number of shares equal to one percent (1%) of the total number of shares of all classes of common stock issued and outstanding immediately preceding December 31. The Company did not make any grants of purchase rights under the 2021 ESPP during the quarter ended September 30, 2022. A total of 7,229,799 shares of Class A common stock have been reserved for future issuance under the 2021 ESPP.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The following summarizes the stock option activity, which reflects the conversion of the options granted under the 2017 Plan into awards with respect to the Company Class A common stock in connection with the consummation of the Business Combination (in thousands, except share and per share amounts):

	Stock Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2021	30,905,543	$1.24
Options granted	13,347,197	2.28
Options exercised	(6,940,485)	0.32
Options forfeited or canceled	(4,957,961)	3.83
Balance at September 30, 2022	32,354,294	$1.47
Options exercisable at September 30, 2022	18,514,946	$0.82
As of September 30, 2022, unrecognized stock-based compensation cost related to the unvested portion of the Company’s stock options was $18.2 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 1.77 years.
The fair value of the stock option awards for the period ended September 30, 2022 and September 30, 2021 were estimated using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended September 30,
	2022	2021
Expected volatility	65.20%-90.00%	49.60%
Expected term (in years)	5.48-6.18	5.00
Risk-free interest rate	1.65%-3.38%	0.71%
Dividend yield	—	—
Fair value of Class A common stock	$0.99-$3.45	$11.60
The Company estimated a volatility factor for the Company’s options based on analysis of historical share prices of a peer group of public companies, the historical share prices of the Company, and the implied volatility of the Company’s call options. The Company estimated the expected term of options granted using the “simplified method,” which is the mid-point between the vesting date and the ending date of the contractual term. The Company did not rely on the historical holding periods of the Company’s options due to the limited availability of exercise data. The Company used a risk-free interest rate based on the U.S. Treasury yield curve in effect for bonds with maturities consistent with the expected term of the option.

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Balance at December 31, 2021	12,589,558	$7.64
Restricted Stock Units granted	18,129,226	$2.44
Restricted Stock Units vested	(1,840,816)	$6.14
Restricted Stock Units forfeited	(5,133,936)	$6.13
Balance at September 30, 2022	23,744,032	$4.11
Additionally, the Company issued 126,980 RSUs subject to both service and performance based vesting conditions to the Executive Chairman of the Company. The grant date was established during the second quarter period and vesting of the RSUs will be based on the achievement of performance goals established for calendar year 2022.
As of September 30, 2022, unrecognized stock-based compensation cost related to the unvested portion of the Company’s RSUs was $47.2 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 1.81 years.
Earn-out RSUs
The grant date fair value determined for Triggering Event I, II and III was $1.82, $1.39 and $0.94 per unit, respectively. Any re-allocated RSUs due to the Sema4 Legacy option holders’ forfeiture activities during the three months ended September 30, 2022 were accounted for as new grants and the fair value determined for Triggering Event I, II and III was $0.00, $0.00 and $0.00 per unit, respectively. Based on the grant date fair value, the Company expects to record total expense related to the earn-out RSU awards of $0.9 million without considering the impact of the Sema4 Legacy option holders’ forfeiture activities. The Company recognizes the stock-compensation cost over the longer of the derived service period or service period.
Stock Appreciation Rights (SAR) Activity
The Company historically granted SAR to one employee and one consultant with exercise condition of a liquidation event. As a result of the Business Combination, settlement of the outstanding vested SARs in exchange for a cash payment and to cancel the outstanding unvested SARs was agreed upon and an expense of $3.8 million related to the vested SAR was recognized by the Company. There were no outstanding SARs as of September 30, 2022.
During the three and nine months ended September 30, 2022, the Company recorded a reversal of stock-based compensation of $17.3 million and $27.0 million, respectively due to forfeiture activities upon employee terminations. Stock-based compensation expense for all awards granted and outstanding is included within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,
	2022	2021
Cost of services	$1,477	$1,779
Research and development	(8,164)	3,160
Selling and marketing	2,337	4,183
General and administrative	5,623	8,889
Total stock-based compensation expense	$1,273	$18,011

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

	Nine months ended September 30,
	2022	2021
Cost of services	$4,668	$19,948
Research and development	2,692	40,977
Selling and marketing	6,647	23,936
General and administrative	27,546	97,593
Total stock-based compensation expense	$41,553	$182,454

12. Income Taxes
Income tax benefit for the nine months ended September 30, 2021 and 2022 was zero and $49.1 million, respectively. Income taxes for these periods are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events should they occur. The Company’s estimated annual effective tax rate was 0.05% and 0.19% for the three and nine months ended September 30, 2022, respectively.
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
In connection with the Company’s acquisition of GeneDx, the Company recorded a deferred tax liability of $51.8 million as part of the purchase price accounting. This deferred tax liability serves as a source of future taxable income to support a release of valuation allowance of $48.6 million, which resulted in a deferred tax benefit recorded discretely in the second quarter of 2022.
13. Net Income (loss) per Share
Basic and diluted loss per share attributable to common stockholders was calculated as follows (amounts in thousands, except for share and per share amounts):

	Three months ended September 30,
	2022	2021
Numerator:
Net (loss) income attributable to common stockholders	$(77,581)	$32,731
Denominator:
Denominator for basic and diluted earnings per share-weighted-average common shares	380,764,176	185,680,394
Effect of dilutive securities:
Employee stock options	—	24,650,552
Denominator for diluted earnings per share-adjusted weighted-average common shares	380,764,176	210,330,946
Basic earnings (loss) income per share	$(0.20)	$0.18
Diluted earnings (loss) income per share	$(0.20)	$0.16

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

	Nine months ended September 30,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(240,219)	$(205,205)
Denominator:
Denominator for basic and diluted earnings per share-weighted-average common shares	321,461,266	63,121,738
Basic and diluted loss per share	$(0.75)	$(3.25)
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
The following tables summarize the outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been anti-dilutive:

	As of September 30,
	2022	2021
Outstanding options and RSUs to purchase Class A common stock	56,098,326	—
Outstanding warrants	21,994,972	21,994,972
Outstanding earn-out shares	17,568,125	16,331,812
Outstanding earn-out RSUs	1,453,451	—
Total	97,114,874	38,326,784

14. Restructuring Costs
During the nine months ended September 30, 2022, the Company’s Compensation Committee of the Board of Directors approved by written consents dated February 17, 2022, May 2, 2022 and August 11, 2022 a restructuring plan which was executed by management and restructuring charges were incurred and recorded in connection therewith. These costs include severance packages offered to the employees impacted by the plan and third party consulting costs. Additionally, during the third quarter of 2022, the Board of Directors approved, by a written consent dated August 11, 2022, a restructuring plan that contemplates exiting the Company’s somatic tumor testing business and closing the Company’s laboratory in Branford, CT, by December 31, 2022. In connection with the plan, the Company is also eliminating approximately 250 positions, representing about 13% of its workforce, which, combined with the Company’s prior reductions in force during 2022, will result in the elimination of approximately 30% of the roles from the Legacy

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Sema4 business. The table below provides certain information concerning restructuring activity during the nine months ended September 30, 2022:

	Reserve Balance at December 31, 2021	Charged to Costs and Expenses	Payments and Other	Reserve Balance at September 30, 2022
Severance	—	12,532	(6,977)	5,555
Others	—	6,022	(1,782)	4,240
Total	—	18,554	(8,759)	9,795
The Company may incur additional expenses not currently contemplated due to events associated with the reduction in force. The charges that the Company expects to incur in connection with the reduction in force are estimates and subject to a number of assumptions, and actual results may differ materially.

15. Supplemental Financial Information
Accounts payable and accrued expenses consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021

Accounts payable	$40,122	$44,693
Accrued purchases	26,147	19,758
Reserves for refunds to insurance carriers (1)	20,100	—
Other	515	350
Total	$86,884	$64,801
__________________
(1)During the third quarter of 2022, $19.7 million of the reserve for refunds to insurance carriers was reclassified to other liabilities in the Condensed Consolidated Balance sheets as the Company anticipates that certain refunds are to be made quarterly over the next 4 years.
Other current liabilities consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021

Accrued bonus	$13,026	$13,561
Accrued payroll	8,135	7,013
Accrued benefits	3,138	1,057
Accrued commissions	1,790	2,826
Indemnification liabilities	13,470	—
Current portion of the contingent consideration liabilities	19,890	—
Other	9,174	8,930
Total	$68,623	$33,387

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
16. Goodwill and intangible assets
The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of June 30, 2022	$181,184
Additions	284
Balance as of September 30, 2022	$181,468
The following table reflects the fair values and remaining useful lives of the acquired intangible assets identified based on the Company’s preliminary purchase accounting assessments:

	April 29, 2022	September 30, 2022	Life (in Years)
Tradenames and trademarks	$50,000	$48,698	15.5
Developed technology	48,000	45,500	7.5
Customer relationships	98,000	95,958	19.5
	$196,000	$190,156
Amortization expense for tradenames and trademarks and developed technology of $3.8 million was recorded in general and administrative for the nine months ended September 30, 2022 within the condensed consolidated statements of operations and comprehensive loss. Amortization expense for customer relationships of $2.0 million was recorded in selling and marketing for the nine months ended September 30, 2022 within the condensed consolidated statements of operations and comprehensive loss.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2022 (in thousands):

2022 (remainder of the year)	$3,505
2023	14,025
2024	14,025
2025	14,025
2026	14,025
Thereafter	130,551
Total estimated future amortization expense	$190,156

17. Subsequent Events
Exit of Reproductive and Women’s Health Business

On November 14, 2022, the Company announced its plan to pursue a new strategic direction focused on the Company’s pediatric and rare disease testing business coupled with the Company’s Centrellis data platform. As part of the Company’s strategic realignment, on November 11, 2022, the board of directors of the Company unanimously approved the Company’s exit from the reproductive and women’s health testing business, which includes carrier screening, noninvasive prenatal, and other ancillary reproductive testing offerings. The Company will cease accepting samples for these tests on December 14, 2022 and will begin notifying its customers impacted by this decision immediately. The Company expects to exit the operations of the reproductive and women’s health testing services by the end of the first quarter of 2023. As a result of this announcement, the Company expects to eliminate approximately 500 positions, representing approximately 32.5% of its workforce, and to cease operations at its Stamford, CT laboratory. The Company’s go-forward testing services will be consolidated and performed out of the Company’s Gaithersburg, MD laboratory which was primarily used for the Company’s pediatric and rare disease testing offered by GeneDx. The financial impact of this exit on the Company's consolidated financial statements is currently not able to be estimated due primarily to the proximity

Sema4 Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
of the issuance date of this Quarterly Report to the announcement date. However, the Company anticipates that material cash and non-cash charges will be incurred and recorded in the future reporting periods.

DECD Loan

As described in Note 8, the Company has received loan funding commitment from DECD pursuant to the DECD Loan Agreement, which was assigned to the Company by ISMMS. On October 7, 2022, the Company received correspondence from the DECD requesting that the Company pay $1 million towards the $11 million outstanding principal balance by December 31, 2022. This request is in lieu of the Company continuing to provide a security interest in certain machinery and equipment the Company acquired from ISMMS. The machinery and equipment are primarily located in the Company’s laboratory in Branford, CT, which the Company expects to close following exit of the somatic tumor testing business by December 31, 2022. The Company’s somatic testing business was fully operating as of September 30, 2022. The Company expects to pay the requested amount by December 31, 2022.

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
Currently, we derive the majority of our revenue from our diagnostic test solutions. Our diagnostic business generates revenue and engages with healthcare professionals working with patients primarily through reproductive and women’s health, pediatric, hereditary cancer screening and rare disease for children and adults.
Our reproductive and women’s health solutions sequence and analyze an industry-leading number of genes and use interpretive information tools to translate raw sequencing and clinical data efficiently and accurately into digestible clinical reports that guide decision-making by patients and physicians. As described below, we have announced plans to exit this business. The reproductive and women’s health solutions also included Hereditary Cancer genetic testing, which determines if a patient carries an inherited genetic change that increases the risk of cancer or informs on cancer treatment. We will continue to offer this testing and the testing will be performed out of our existing GeneDx laboratory facility in Gaithersburg, MD.
Our pediatric and rare disease offerings through GeneDx include testing solutions for children, both inpatient in the neonatal intensive care unit (NICU) and pediatric intensive care unit (PICU) and outpatient for developmental delay and neurodevelopmental delay as well as rare disease for children and adults. We have the industry-leading exome, which includes comprehensive CNV (copy number variation) analysis and have an extensive database of over 400,000 clinically sequenced exomes and more than two million structured phenotypes.

On November 14, 2022, we announced our plan to pursue a new strategic direction focused on our pediatric and rare disease testing business coupled with our Centrellis data platform. As part of our strategic realignment, on November 11, 2022, our board of directors unanimously approved our exit from the reproductive and women’s health testing business, which includes carrier screening, noninvasive prenatal, and other ancillary reproductive testing offerings. The operations of these testing services are expected to cease by the end of the first quarter of 2023. This business was the core business of Sema4 prior to the acquisition of GeneDx. After a thorough review of a number of factors including the competitive landscape, recent shifts in payor coverage and reimbursement, declining average selling prices, and cost structure, and consideration of existing capital markets constraints and the macroeconomic climate, we have concluded that this business is currently unsustainable and cannot be restructured in a way that will allow us to achieve profitable growth and cash preservation. We also engaged a financial advisor in an effort to sell this business as a going concern through a targeted auction process, but did not receive any final proposals and were thus unable to complete a sale. Further, as announced in August 2022, we plan to discontinue our somatic tumor profiling business by December 31, 2022. This business represents less than 1% of our revenue and approximately $35 million of our annual expenses. We expect that exiting this business will result in significant cost savings during the second half of 2022 and 2023, and will positively impact our gross margins. Additionally, beginning in May of 2020 through March 31, 2022, we provided diagnostic testing services to identify the presence of COVID-19.
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
During the nine months ended September 30, 2022, we resulted 402,766 tests in our laboratories, 73,408 tests of which were for COVID-19, compared to the nine months ended September 30, 2021, in which we resulted 481,896 tests in our laboratories, 272,973 of which were for COVID-19. This 58% increase in resulted volumes, excluding COVID-19 tests volumes, is primarily a result of the inclusion of volumes from GeneDx’s laboratory following the closing of the Acquisition of GeneDx as further discussed below.
COVID-19 Impact
During 2022, our test volumes improved to what would, at this time, be considered normalized market conditions. A COVID-19 resurgence in the United States could however have a material impact on our results of operations, cash flows, and financial condition.

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
Funds provided under the ERC are refundable tax credits for 50% of qualified wages paid to employees during the pandemic. A company is eligible for the ERC if it has not received a Paycheck Protection Program loan under the CARES Act and (1) its operations have been fully or partially suspended because of COVID-19 or (2) its gross receipts in a calendar quarter in 2020 declined by more than 50% from the same period in 2019. At the time of applying for the ERC, we concluded that it was reasonably possible the eligibility requirements would be met; however, due to a change in circumstances, we are re-evaluating our position. As such, we deferred the recognition of the funds received under the ERC and recorded the proceeds in other current liabilities on the unaudited condensed consolidated balance sheets.

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
The Acquisition closed on April 29, 2022. Our net loss for the three and nine months ended September 30, 2022 includes the results of operations of GeneDx from the date of acquisition. We expect to leverage the combined health information database of Sema4 and GeneDx to partner with additional health systems and biopharma companies to transform patient care and therapeutic development and enable precision medicine for all.
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

Russia and Ukraine Conflict
During the first quarter of 2022, Russia commenced a military invasion of Ukraine, and the ensuing conflict has created disruption in the region and around the world. Sema4 continues to utilize Ukraine-based contractors as of September 30, 2022. To date, this has not had a material effect on our operations, and we have taken additional measures in securing and monitoring data and remote access.
We continue to closely monitor the ongoing conflict and related sanctions, which could impact our business, financial results and results of operations in the future.

Components of Results of Operations
Revenue
We derive the majority of our revenue from genetic and genomic diagnostic testing services primarily relating to reproductive and women’s health, pediatrics, hereditary cancer screening and rare disease in children and adults. We also recognize revenue from collaboration service agreements with Biopharma companies and other third parties pursuant to which we provide diagnostic testing and related data aggregation reporting services. As discussed above, we discontinued COVID-19 testing services as of March 31, 2022 and no longer provide such testing services. We also intend to discontinue our somatic tumor profiling business by December 31, 2022 and cease the operations of our reproductive and women’s health testing services by the end of the first quarter of 2023.
We recognize revenue when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration which we expect to be entitled to in exchange for those goods or services.

Diagnostic Test Revenue
We primarily generate revenue from performing diagnostic testing services for three groups of customers: healthcare professionals working with patients with third-party insurance coverage or without third-party insurance coverage, institutional clients such as hospitals, clinics, state governments and reference laboratories, or self-pay patients. Customers are billed upon delivery of test results. The amount of revenue recognized for diagnostic testing services depends on a number of factors, such as contracted rates with our customers and third-party insurance providers, insurance reimbursement policies, payor mix, historical collection experience, price concessions and other business and economic conditions and trends. To date, the majority of our diagnostic test revenue has been earned from orders received for patients with third-party insurance coverage.
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

Selling and Marketing Expenses
Selling and marketing expenses primarily consist of personnel-related expenses (comprising salaries and benefits) and stock-based compensation for employees performing commercial sales, account management, marketing, and allocation of genetic counseling services related to medical education. Selling and marketing costs are expensed as incurred.

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
We generally expect our general and administrative expenses to continue to increase in absolute dollars as we increase headcount and incur costs associated with operating as a public company, including expenses related to legal, accounting, and regulatory matters, maintaining compliance with requirements of Nasdaq and of the SEC, director and officer insurance premiums and investor relations. We expect these expenses to decrease as a percentage of revenue in the long term as revenue increases, although the percentage may fluctuate from period to period due to fluctuations in our compensation-related charges.
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

Interest Expense
Interest expense consists of interest costs incurred related to our finance leases and our long-term debt arrangements, including unused line fee and the amortization of deferred transaction costs related to the loan and security agreement entered into with Silicon Valley Bank that provides a $125 million revolving credit facility described elsewhere in this report. No amounts have been drawn under the revolving credit facility as of September 30, 2022.
Other Income
Other income consists of funding received under the CARES Act. We recognized $5.6 million of additional funding received under the CARES Act during the first quarter of 2021 and the amount is included in other income for the nine months ended September 30, 2021. This was partially offset by a loss from extinguishment of debt of $0.3 million and refund payment of $0.2 million.
Comparison of the three months ended September 30, 2022 and 2021
The following table sets forth our results of operations for the periods presented:

	Three months ended September 30,
	2022	2021 (1)
	(in thousands)
Revenue
Diagnostic test revenue	$81,490	$41,410
Other revenue	1,744	1,768
Total revenue	83,234	43,178
Cost of services	69,685	51,487
Gross profit (loss)	13,549	(8,309)
Research and development	13,354	17,831
Selling and marketing	37,451	28,152
General and administrative	51,863	33,125
Related party expenses	1,697	847
Loss from operations	(90,816)	(88,264)

Other income (expense), net:
Change in fair market value of warrant and earn-out contingent liabilities	12,978	122,171
Interest income	996	27
Interest expense	(806)	(683)
Other income	2	(520)
Total other income (expense), net	13,170	120,995
(Loss) income before income taxes	(77,646)	32,731
Income tax benefit	65	—
Net (loss) income and comprehensive (loss) income	$(77,581)	$32,731
(1) As previously disclosed in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, certain adjustments were made to reclassify certain expenses between cost of services and operating expenses. The adjustments are reflected as disclosed.
Revenue

			Change
	Three months ended September 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Diagnostic test revenue	$81,490	$41,410	$40,080	97%
Other revenue	1,744	1,768	(24)	(1)%
Total revenue	$83,234	$43,178	$40,056	93%

Total revenue increased by $40.0 million, or 93%, to $83.2 million for the three months ended September 30, 2022, from $43.2 million for the three months ended September 30, 2021.
Diagnostic test revenue period over period overall increased by $40.1 million, or 97%, to $81.5 million for the three months ended September 30, 2022, from $41.4 million for the three months ended September 30, 2021. The increase was primarily attributable to inclusion of GeneDx revenue of $45.6 million, partially offset by a reduction in somatic oncology testing revenue and COVID-19 testing revenues discontinued in 2022 by $4.4 million.
Other revenue decreased by a nominal amount for the three months ended September 30, 2022, from the three months ended September 30, 2021.
Cost of Services

			Change
	Three months ended September 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Cost of services	$69,685	$51,487	$18,198	35%
Cost of services increased by $18.2 million, or 35%, to $69.7 million for the three months ended September 30, 2022, from $51.5 million for the three months ended September 30, 2021. The increase was primarily driven by inclusion of $26.0 million of GeneDx cost of services. This was offset by a $3.6 million decrease in costs incurred performing tests for reproductive and women’s health as a result of cost efficiency gained on a per test basis. Furthermore, there was a decrease of $3.7 million in other compensation expenses and a $0.6 million decrease in occupancy costs.
Research and Development

			Change
	Three months ended September 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Research and development	$13,354	$17,831	$(4,477)	(25)%
Research and development expense decreased by $4.5 million, or 25%, to $13.4 million for the three months ended September 30, 2022, from $17.8 million for the three months ended September 30, 2021. The decrease was primarily attributable to a $11.3 million decrease in stock-based compensation expense primarily due to the reversal of stock-based compensation expense based on forfeiture of unvested equity awards upon termination of our executives. The decrease was partially offset by the inclusion of $4.6 million of GeneDx costs and restructuring costs of $1.4 million as well as a $1.0 million increase in consultant and other outside services for product development related activities.
Selling and Marketing

			Change
	Three months ended September 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Selling and marketing	$37,451	$28,152	$9,299	33%

Selling and marketing expense increased by $9.3 million, or 33%, to $37.5 million for the three months ended September 30, 2022, from $28.2 million for the three months ended September 30, 2021. The increase was primarily attributable to the inclusion of $14.1 million of GeneDx costs, $1.2 million of amortization expenses due to customer relationship intangible assets created in connection with the Acquisition, restructuring costs of $1.9 million and an increase of $0.6 million for business travel and business expenses due to the lifting of COVID-19 travel restrictions. These increases were offset by a $6.9 million decrease in other compensation costs and a $1.9 million decrease in stock-based compensation expense due primarily to forfeiture of unvested equity awards upon termination of our executives and employees.
General and Administrative

			Change
	Three months ended September 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
General and administrative	$51,863	$33,125	$18,738	57%
General and administrative expense increased by $18.7 million, or 57%, to $51.9 million for the three months ended September 30, 2022, from $33.1 million for the three months ended September 30, 2021. The increase was primarily attributable to the inclusion of $9.0 million of GeneDx costs and $2.3 million of amortization expenses due to developed technology and trade name and trademarks intangible assets created in connection with the Acquisition. Restructuring costs and rental vehicles costs also increased by $4.3 million and $2.3 million, respectively. Information technology related expenses increased by $2.9 million due to increased cloud storage requirements and other compensation expenses increased by $2.0 million. These increases were partially offset by a decrease in stock-based compensation expense of $3.7 million primarily due to the reversal of stock-based compensation expense based on forfeiture of unvested equity awards upon termination of our executives and employees.
Related Party Expenses

			Change
	Three months ended September 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Related party expenses	$1,697	$847	$850	100%
Related party expenses increased by $0.9 million, or 100%, to $1.7 million for the three months ended September 30, 2022, from $0.9 million for the three months ended September 30, 2021. The increase was primarily attributable to fees related to support certain services pursuant to the TSA with OPKO as a result of the Acquisition of GeneDx and an increase in information technology related services provided by ISMMS.
Interest Income

			Change
	Three months ended September 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Interest income	$996	$27	$969	3589%
Interest income increased by $1.0 million, or 3589%, to $1.0 million for the three months ended September 30, 2022, from a nominal amount for the three months ended September 30, 2021. The increase was due to increases in the average cash balances held in our interest-bearing and money market deposit accounts and increases in interest rates.

Interest Expense

			Change
	Three months ended September 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Interest expense	$(806)	$(683)	$(123)	18%
Interest expense increased by a nominal amount for the three months ended September 30, 2022, from the three months ended September 30, 2021.
Other Income (Expense)

			Change
	Three months ended September 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Other income	$2	$(520)	$522	(100)%
Other expense decreased by $0.5 million, or 100%, to a nominal amount for the three months ended September 30, 2022, from $0.5 million for the three months ended September 30, 2021. The decrease was primarily due to a loss incurred and recorded for $0.3 million from early payment penalties recognized upon extinguishment of debt in the prior year.
Comparison of the nine months ended September 30, 2022 and 2021
The following table sets forth our results of operations for the periods presented:

	Nine months ended September 30,
	2022	2021 (1)
	(in thousands)
Revenue
Diagnostic test revenue	$167,989	$148,973
Other revenue	5,355	5,421
Total revenue	173,344	154,394
Cost of services	183,768	168,190
Gross profit (loss)	(10,424)	(13,796)
Research and development	61,837	82,916
Selling and marketing	103,116	82,092
General and administrative	162,681	148,033
Related party expenses	4,712	3,532
Loss from operations	(342,770)	(330,369)

Other income (expense), net:
Change in fair market value of warrant and earn-out contingent liabilities	54,350	122,171
Interest income	1,405	57
Interest expense	(2,404)	(2,128)
Other income	58	5,064
Total other income (expense), net	53,409	125,164
Loss before income taxes	(289,361)	(205,205)
Income tax benefit	49,142	—
Net loss and comprehensive loss	$(240,219)	$(205,205)
(1) As previously disclosed in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, certain adjustments were made to reclassify certain expenses between cost of services and operating expenses. The adjustments are reflected as disclosed.

Revenue

			Change
	Nine months ended September 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Diagnostic test revenue	$167,989	$148,973	$19,016	13%
Other revenue	5,355	5,421	(66)	(1)%
Total revenue	$173,344	$154,394	$18,950	12%

Total revenue increased by $19.0 million, or 12%, to $173.3 million for the nine months ended September 30, 2022, from $154.4 million for the nine months ended September 30, 2021.
Diagnostic test revenue period over period overall increased by $19.0 million, or 13%, to $168.0 million for the nine months ended September 30, 2022, from $149.0 million for the nine months ended September 30, 2021. The increase was primarily attributable to inclusion of GeneDx revenue of $71.7 million due to the Acquisition of GeneDx and its revenue generated for the period from May through September 2022, This increase was offset by a reversal of revenue recorded primarily in the second quarter of 2022 by $30.1 million related to certain third-party payor reserves established during the second quarter of 2022, the majority of which are related to periods prior to the second quarter of 2022. This reversal was primarily attributable to declines of average reimbursement rates in our reproductive and women’s health testing services. Additionally, the increase was further offset by $19.9 million decrease in COVID-19 testing revenues discontinued in 2022.
Other revenue decreased by a nominal amount for the nine months ended September 30, 2022, from the nine months ended September 30, 2021.
Cost of Services

			Change
	Nine months ended September 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Cost of services	$183,768	$168,190	$15,578	9%
Cost of services increased by $15.6 million, or 9%, to $183.8 million for the nine months ended September 30, 2022, from $168.2 million for the nine months ended September 30, 2021. The increase was primarily attributable to inclusion of GeneDx cost of services of $42.5 million, which was offset by a decrease in stock-based compensation expense of $15.6 million due to the higher expense recorded in the nine months ended September 30, 2021 as a result of the increased fair value of the awards and related mark-to-market fair value adjustment recorded under liability accounting. There was also a decrease of $5.4 million outside labor costs as the need for temporary hires contracted to perform COVID-19 testing activities was no longer required and a decrease of $5.1 million was due to other compensation expenses. Depreciation expense and occupancy costs also decreased by $0.3 million and $0.6 million, respectively.
Research and Development

			Change
	Nine months ended September 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Research and development	$61,837	$82,916	$(21,079)	(25)%
Research and development expense decreased by $21.1 million, or 25%, to $61.8 million for the nine months ended September 30, 2022, from $82.9 million for the nine months ended September 30, 2021. The decrease was primarily attributable to a $38.3 million decrease in stock-based compensation expense due to the higher expense recorded in the nine months ended September 30, 2021 as a result of the increased fair value of the awards and related mark-to-market fair value adjustment recorded under liability accounting and a decrease in reagents and laboratory supplies for research and development activities of $2.5 million which was partially offset by the inclusion of $7.7 million of GeneDx costs and an increase in other compensation expenses of $5.2 million driven by the product development department. Consultant and other outside services for product development related activities and restructuring expenses also increased by $2.7 million and $2.4 million, respectively. We implemented multiple restructuring activities in 2022. There was also an increase in depreciation expense of $1.0 million and and increase in information technology related expenses of $0.4 million.
Selling and Marketing

			Change
	Nine months ended September 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Selling and marketing	$103,116	$82,092	$21,024	26%
Selling and marketing expense increased by $21.0 million, or 26%, to $103.1 million for the nine months ended September 30, 2022, from $82.1 million for the nine months ended September 30, 2021. The increase was primarily attributable to the inclusion of $21.1 million of GeneDx costs and $2.0 million of amortization expenses due to customer relationship intangible assets created in connection with the Acquisition. Restructuring expenses also increased by $4.5 million due to restructuring activities implemented in 2022 and an additional $4.7 million increase was due to other compensation expenses. Additionally, there was an increase of $1.8 million for business travel and business expenses due to the lifting of COVID-19 travel restrictions, an increase of $1.7 million in consulting service expenses to support revenue cycle transformation initiatives, an increase of $1.2 million in sponsored research, an increase of $0.9 million for other lab services for genetic counseling related to medical education, and an increase of $0.8 million in information technology-related expenses. These increases were offset by a decrease of $17.4 million in stock-based compensation expense primarily due to the increased fair value of the awards and related mark-to-market fair value adjustment recorded under liability accounting in 2021.
General and Administrative

			Change
	Nine months ended September 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
General and administrative	$162,681	$148,033	$14,648	10%
General and administrative expense increased by $14.6 million, or 10%, to $162.7 million for the nine months ended September 30, 2022, from $148.0 million for the nine months ended September 30, 2021. The increase was primarily attributable to an increase of $19.5 million in other compensation expenses driven by an increase in functional headcount mid-late 2021, the inclusion of $17.3 million of GeneDx costs, and $3.8 million of amortization expenses due to amortization expenses of developed technology and trade name and trademark intangible assets created in connection with the Acquisition. Restructuring costs also increased by $9.9 million due to restructuring activities implemented in 2022 and an increase of $18.2 million was due primarily to professional service costs incurred in connection with the Acquisition transaction, which include due diligence, legal and business integration costs and other accounting and legal expenses. Information technology related expenses increased by $8.6 million which is due to increased cloud storage requirements and insurance expenses also increased by $3.6 million primarily due to the commencement of certain insurance policies. Rental vehicle expenses and depreciation expenses also increased by $2.3 million and $1.0 million, respectively. Additionally, there was increase in state income tax and business travel expenses by $1.0 million and $0.5 million, respectively. These increases were offset by a $71.2 million decrease in stock-based compensation expense due to the higher expense recorded in the first quarter of 2021 as a result of the increased fair value of the awards and related mark-to-market fair value adjustment recorded under liability accounting in 2021 and the reversal of stock-based compensation expense based on forfeiture of unvested equity awards upon termination of our executives and employees.

Related Party Expenses

			Change
	Nine months ended September 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Related party expenses	$4,712	$3,532	$1,180	33%
Related party expenses increased by $1.2 million, or 33%, to $4.7 million for the nine months ended September 30, 2022, from $3.5 million for the nine months ended September 30, 2021. The increase was primarily attributable to fees related to support certain services pursuant to the TSA with OPKO as a result of the Acquisition of GeneDx.
Interest Income

			Change
	Nine months ended September 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Interest income	$1,405	$57	$1,348	2365%
Interest income increased by $1.3 million, or 2365%, to $1.4 million for the nine months ended September 30, 2022, from a nominal for the nine months ended September 30, 2021. The increase was due to increases in the average cash balances held in our interest-bearing and money market deposit accounts and increases in interest rates.
Interest Expense

			Change
	Nine months ended September 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Interest expense	$(2,404)	$(2,128)	$(276)	13%
Interest expense increased by $0.3 million, or 13%, to $2.4 million for the nine months ended September 30, 2022, from $2.1 million for the nine months ended September 30, 2021. The increase was driven by the unused line fee and amortization of deferred transaction costs related to the loan and security agreement entered into with Silicon Valley Bank at the end of 2021.
Other Income

			Change
	Nine months ended September 30,		2021 to 2022
	2022	2021	$	%
	(dollars in thousands)
Other income	$58	$5,064	$(5,006)	(100)%

Other income decreased by $5.0 million, to $0.1 million for the nine months ended September 30, 2022, from $5.1 million for the nine months ended September 30, 2021. This was primarily attributable to the $5.6 million in funding that was received and recognized as other income under the CARES Act in the first quarter of 2021.
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

The following is a reconciliation of revenue to our Adjusted Gross Profit and Adjusted Gross Margin for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022	2021
	(in thousands)
Revenue	$83,234	$43,178
Cost of services	69,685	51,487
Gross Profit (Loss)	13,549	(8,309)
Gross Margin	16%	(19)%
Add:
Stock-based compensation expense	1,477	1,779
Restructuring costs (1)	1,497	—
Adjusted Gross Profit (Loss)	$16,523	$(6,530)
Adjusted Gross Margin	20%	(15)%
__________________
(1)Represents costs incurred for restructuring activities, which include severance packages offered to impacted employees and third party consulting costs incurred in the third quarter of 2022.

The following is a reconciliation of revenue to our Adjusted Gross Profit and Adjusted Gross Margin for the nine months ended September 30, 2022, and 2021:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Revenue	$173,344	$154,394
Cost of services	183,768	168,190
Gross Profit (Loss)	(10,424)	(13,796)
Gross Margin	(6)%	(9)%
Add:
Stock-based compensation expense	4,668	19,948
Restructuring costs (1)	1,808	—
Adjusted Gross Profit (Loss)	$(3,948)	$6,152
Adjusted Gross Margin	(2)%	4%
_________________
(1)Represents costs incurred for restructuring activities, which include severance packages offered to impacted employees and third party consulting costs incurred in the nine months ended September 30, 2022.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss or income adjusted for interest expense, net, income tax benefit, depreciation and amortization, stock-based compensation expenses, transaction, acquisition and business integration costs, restructuring costs, change in fair market value of financial liabilities and other income. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain factors that may vary from company to company for reasons unrelated to overall operating performance.
The following is a reconciliation of our net loss to Adjusted EBITDA for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022	2021
	(in thousands)
Net (loss) income	$(77,581)	$32,731
Interest expense, net (1)	(190)	656
Income tax benefit	(65)	—
Depreciation and amortization	10,502	5,491
Stock-based compensation expense	1,273	18,011
Transaction, acquisition and business integration costs (2)	—	391
Restructuring costs (3)	8,993	—
Change in fair market value of financial liabilities (4)	(12,978)	(122,171)
Other income	—	343
Adjusted EBITDA	$(70,046)	$(64,548)
__________________
(1)Represents the total of interest expense related to our finance leases and interest-bearing loans and interest income earned on money market funds. This also includes the unused line fee and amortization of deferred transaction costs related to the loan and security agreement entered into with Silicon Valley Bank.
(2)Represents professional service costs incurred in connection with pursuing the business combination transaction that did not meet the requirement for capitalization in 2021.
(3)Represents costs incurred for restructuring activities, which include severance packages offered to impacted employees and third party consulting costs incurred in the third quarter of 2022.
(4)Represents the change primarily in fair market value of the liabilities associated with our Milestone Payments contingent liability based on the achievement of GeneDx revenue-based milestones of $10.6 million. Included in this amount is also public warrants and private placement warrants and the earn-out shares issuable under the terms of the merger agreement related to our business combination with CMLS.

The following is a reconciliation of our net loss to Adjusted EBITDA for the nine months ended September 30, 2022, and 2021:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Net loss	$(240,219)	$(205,205)
Interest expense, net (1)	999	2,071
Income tax benefit	(49,142)	—
Depreciation and amortization	25,269	16,012
Stock-based compensation expense	41,553	182,454
Transaction, acquisition and business acquisition costs (2)	13,436	5,496
Restructuring costs (3)	18,554	—
Change in fair market value of financial liabilities (4)	(54,350)	(122,171)
Other income (5)	(56)	(5,241)
Adjusted EBITDA	$(243,956)	$(126,584)
__________________
(1)Represents the total of interest expense related to our finance leases and interest-bearing loans and interest income earned on money market funds. This also includes the unused line fee and amortization of deferred transaction costs related to the loan and security agreement entered into with Silicon Valley Bank.
(2)Represents professional service costs incurred in connection with pursuing the business combination transaction that did not meet the requirement for capitalization in 2021. For the period of 2022, this represents professional service costs incurred in connection with the Acquisition transaction, which include due diligence, legal and business integration costs.
(3)Represents costs incurred for restructuring activities, which include severance packages offered to impacted employees and third party consulting costs incurred in the period of 2022.
(4)Represents the change primarily in fair market value of the liabilities associated with our Milestone Payments contingent liability based on the achievement of GeneDx revenue-based milestones of $27.6 million. Included in this amount is also public warrants and private placement warrants and the earn-out shares issuable under the terms of the merger agreement related to our business combination with CMLS.
(5)For the nine months ended September 30, 2021, the amount represents funding received under the CARES Act Provider Relief Fund in the first quarter of 2021.
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

Management believes that our cash and cash equivalents provide us with sufficient liquidity for at least twelve months from the filing date of this Quarterly Report.

Accordingly, the condensed consolidated financial statements included in this Quarterly Report have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Nevertheless, we may also seek additional funding in the future through the sale of common or preferred equity or convertible debt securities, the entry into other credit facilities or another form of third-party funding or by seeking other debt financing. For example, we have an effective shelf registration statement filed with the SEC that permits us to sell from time to time up to $300 million of additional shares of our Class A common stock or other securities in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering, although we do not intend to issue shares of our Class A common stock at current market prices.

Material Cash Requirements for Known Contractual Obligations and Commitments
The following is a description of commitments for known and reasonably likely cash requirements as of September 30, 2022 and December 31, 2021. We anticipate fulfilling such commitments with our existing cash and cash equivalents, which amounted to $191.4 million and $400.6 million as of September 30, 2022 and December 31, 2021, respectively, or through additional capital raised to finance our operations; see "Liquidity and Capital Resources".

Our future minimum payments under non-cancellable operating lease agreements were $81.0 million as of September 30, 2022 and $68.3 million as of December 31, 2021. The timing of these future payments, by year, can be found in our audited financial statements in Note 10, “Commitments and Contingencies” included within our Annual Report on Form 10-K for the year ended December 31, 2021, and our unaudited condensed consolidated financial statements in Note 9, “Leases,” included within this Quarterly Report, respectively.
Our future payments under finance leases were $61.9 million as of September 30, 2022. The timing of these future payments, by year, can be found in our audited financial statements in Note 10, “Commitments and Contingencies” included within our Annual Report on Form 10-K for the year ended December 31, 2021, and our unaudited condensed consolidated financial statements in Note 9, “Leases,” included within this Quarterly Report, respectively.
Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(254,501)	$(138,449)
Net cash used in investing activities	(138,488)	(13,093)
Net cash provided by financing activities	197,250	494,758
Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2022 was $254.5 million, which was primarily attributable to a net loss of $240.2 million and a change in fair value of the warrant and earn-out liabilities of $54.4 and an income tax benefit of $49.2 million. This was partially offset by non-cash depreciation and amortization of $25.3 million, non-cash stock-based compensation expense of $41.6 million, a provision for excess and obsolete inventory of $0.7 million and non-cash lease expense of $1.1 million. The net change in our operating assets and liabilities primarily reflected a $5.2 million increase in inventories driven by an increase in reagents and a reduction in inventory reserves, a $28.6 million increase in accounts payable and accrued expenses driven by the payor settlement accrual which was partially offset by timing of vendor payments, a $10.0 million decrease in other current liabilities mainly driven by the payment of 2021 bonuses, offset by the accrual of the 2022 expected payment, a $5.5 million decrease in accounts receivable primarily from self-pay payors and a $5.2 million decrease in prepaid expenses and other current assets mainly driven by the amortization of insurance policy premiums.
Net cash used in operating activities during the nine months ended September 30, 2021 was $138.4 million, which was primarily attributable to a net loss of $205.2 million and a change in fair value of the warrant and earn-out liabilities of $122.2 million, partially offset by non-cash depreciation and amortization of $16.0 million and non-cash stock-based compensation expense of $182.5 million. The net change in operating assets and liabilities primarily reflected a $10.8 million decrease in accounts receivable due to a decrease in COVID-19 test volume performed during the second and third quarter of 2021, a $7.3 million increase in inventory driven by a higher volume of purchases to support increasing testing volumes, a $15.7 million increase in prepaid expenses and other current assets mainly driven by new insurance policy premiums paid during the nine months period, a $4.9 million increase in accounts payable and accrued expenses due to the timing of vendor payments of large vendors, and a $3.4 million decrease in other current liabilities mainly driven by the repayment of finance leases and decrease in compensation related accruals.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2022 was $138.5 million, which was primarily attributable to the $127 million net of cash spent for the Acquisition of GeneDx, $5.0 million in purchases of property and equipment and $6.5 million related to spend on development of internal-use software assets.

Net cash used in investing activities during the nine months ended September 30, 2021 was $13.1 million, which was attributable to $4.3 million in purchases of property and equipment and $8.7 million related to spend on development of internal-use software assets.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2022 was $197.2 million, which was primarily driven by the $197.7 million proceeds from the Acquisition PIPE Investment, net of issuance costs of $2.3 million. Additionally, $2.2 million relates to cash received from exercise of employee stock options, which was offset by $2.6 million of finance lease principal payments.
Net cash provided by financing activities during the nine months ended September 30, 2021 was $494.8 million, which was primarily attributable to the consummation of the Business Combination including $442.7 million from an equity infusion from the Business Combination, net of redemptions and $350.0 million from Business Combination PIPE Investment proceeds. These activities were offset by $230.7 million in the cash payments to certain Legacy Sema4 stockholders, payment of transaction costs of $51.8 million and $3.8 million of stock appreciate rights pay-outs. These amounts were further offset by an $8.7 million repayment of long-term debt and $3.0 million of capital lease principal payments.
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
Except as described in Note 2, “Summary of Significant Accounting Policies–Recently Issued Accounting Pronouncements but Not Yet Adopted,” to our unaudited condensed consolidated financial statements included in this Quarterly Report, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our audited consolidated financial statements and notes thereto included within our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Following the completion of the Business Combination, we will remain an emerging growth company until the earliest of (1) September 1, 2025, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, and restricted cash consists of bank deposits and money market funds, which totaled $205.7 million at September 30, 2022 and $401.5 million as of December 31, 2021. Such interest-bearing instruments carry a degree of risk; however, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and restricted cash.
The revolving credit facility under the SVB Agreement includes variable interest rate terms for the outstanding principal amount of any advance.. Therefore, changes change in interest rates can impact our interest payments we are obligated to pay. As of September 30, 2022, no amounts have been drawn under the SVB Agreement. Additional information on our long-term debt can be found in Sema4’s audited financial statements in Note 8, “Long-Term Debt” and Sema4’s unaudited condensed consolidated financial statements in Note 8, “Long-Term Debt.”

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 because of the material weaknesses in internal control over financial reporting as of December 31, 2021 that we previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2021 and had not been fully remediated as of September 30, 2022.

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

Remediation Plan

Our management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weaknesses, and these remediation activities are continuing in 2022. In addition to the remediation actions undertaken during 2021 and described in more detail in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2021, we have engaged in additional activities, including, but not limited to:

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. We are continuing to take steps to remediate the material weaknesses in our internal control over financial reporting, as discussed above.

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

Part II - Other Information
Item 1. Legal Proceedings
Except as described below, we, and our subsidiaries, are currently not a party to, and our property is not currently the subject of, any material pending legal proceedings; however, we may become involved in various claims and legal actions arising in the ordinary course of business.

On September 7, 2022, a shareholder class action lawsuit was filed in the United States District Court for the District of Connecticut against the Company and certain of the Company’s current and former officers. The complaint purports to bring suit on behalf of stockholders who purchased the Company’s publicly traded securities between March 14, 2022 and August 15, 2022. The complaint purports to allege that defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages, fees and costs. The Company believes the allegations and claims made in the complaint are without merit.
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
•We may be unable to realize the level of the anticipated benefits that we expect from exiting businesses and restructuring our operations, which may adversely impact our business and results of operations.
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
In 2020, we received $5.4 million as part of the stimulus, comprised of $2.6 million received under the PRF and $2.8 million received under the ERC. In 2021, we received an additional $5.6 million under the PRF distribution. Funds provided under the PRF distributions to healthcare providers are not loans and will not be required to be repaid; however, as a condition to receiving these payments, providers must agree to certain terms and conditions and submit sufficient documentation demonstrating that the funds are being used for healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic. Funds provided under the ERC distributions are refundable tax credits for 50% of qualified wages paid to employees during the pandemic. A company is eligible for the ERC if it has not received a Paycheck Protection Program loan under the Cares Act and (1) its operations have been fully or partially suspended because of COVID-19 or (2) its gross receipts in a calendar quarter in 2020 declined by more than 50% from the same period in 2019. At the time of applying for the ERC, we concluded that the eligibility requirements were met. However, subsequent to the filing of the application, our revenue was revised due to a change in estimate as a result of finalizing our accounting records, which impacted the applicable periods and calculations for determining eligibility, and may no longer meet the eligibility requirements. As such, we have deferred the recognition of the funds received under the ERC distribution and recorded the proceeds in other liabilities on the balance sheets as of September 30, 2022 and December 31, 2021.
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
We operate in a rapidly evolving and highly competitive industry. There are a number of private and public companies that offer products or services or have announced that they are developing products or services that compete, or may one day compete, with our products or services. Some of our current and potential competitors possess greater brand recognition, financial and other resources and development capabilities than we do. As the fields of genomic analysis and health information become more widely known to the public, we anticipate that competition will further increase. We expect to compete with a broad range of organizations in the U.S. and other countries that are engaged in the development, production and commercialization of genetic screening products, including reproductive and women’s health and pediatrics and NICU screening products, health information services, and analytics, and data science services, and other diagnostic products. These competitors include:
•companies that offer clinical, research and data clinical services, molecular genetic testing and other clinical diagnostics, life science research and drug discovery services, data services and healthcare analytics, and consumer genetics products;
•academic and scientific institutions;
•governmental agencies; and
•public and private research organizations.
We may be unable to compete effectively against our competitors either because their products and services are superior or because they may have more expertise, experience, financial resources, or stronger business relationships. These competitors may have broader product lines and greater name recognition than we do. Furthermore, we must compete successfully in our existing markets, including reproductive and women’s health and pediatrics and NICU, but also in any new markets we expand into. Even if we successfully develop new marketable products or services, our current and future competitors may develop products and services that are more commercially attractive than ours, and they may bring those products and services to market earlier or more effectively than we are able to. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our tests and services, which could prevent us from increasing or sustaining our revenues or achieving sustained profitability.
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
Our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn or increase in inflation and interest rates could result in a variety of risks to our business, including weakened demand for our products and services, increased costs and expenses and a reduced ability to raise additional capital when needed on favorable terms, if at all. A weak declining or inflationary economy could also strain our collaborators and suppliers, resulting in supply disruption, or cause delays in their payments to us. For example, we have experienced interruptions in the supply of the diagnostic testing materials necessary for our testing products and material and shipping cost increases. We also have significant supply contracts that are short-term and, as we enter into the renewal cycles for these contracts, we may face material price increases upon renewal. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, financial condition, or results of operations.
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
We have relatively limited experience developing and commercializing products and services outside of the fields of reproductive and women’s health and pediatrics and NICU diagnostics, and we may not be successful in our current or future efforts to do so. We also have limited experience forecasting our future financial performance from our new products and services, and our actual results may fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our Class A common stock and warrants to decline. We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests and result in increased costs and the diversion of management's attention and resources from other business matters, such as from our current product and service offerings, which currently represent the significant majority of our current revenues. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or commercially, or may not meet our desired target product profile, be offered at acceptable cost and with the sensitivity, specificity and other test performance metrics necessary to address the relevant clinical need or commercial opportunity; our test performance in commercial experience may be inconsistent with our validation or other clinical data; we may not be successful in achieving market awareness and demand, whether through our own sales and marketing operations or through collaborative arrangements; healthcare providers may not order or use, or third-party payors may not reimburse for, any tests that we may enhance or develop; or we may otherwise have to abandon a test or service in which we have invested substantial resources. For example, we are subject to the risk that the biological characteristics of the genetic mutations we seek to target, and upon which our technologies rely, are uncertain and difficult to predict. We may also experience unforeseen difficulties when implementing updates to our processes.
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
We may never become profitable.
Sema4 has incurred losses since Sema4 was formed and we expect to continue to generate significant operating losses for the foreseeable future. As of September 30, 2022 and December 31, 2021, we have an accumulated deficit of approximately $815.7 million and $575.4 million, respectively. We expect to continue investing significantly toward development and commercialization of our health information technology and other products and services. If our revenue does not grow significantly, we will not be profitable. We cannot be certain that the revenue from the sale of any products or services based on our technologies will be sufficient to make us profitable.
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
Sema4 has incurred net losses and negative cash flows from operations since its inception, including net losses of $245.4 million, $241.3 million and $29.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The net loss was $240.2 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $815.7 million. We expect to continue to generate significant operating losses for the foreseeable future.

We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. For example, we have an effective shelf registration statement filed with the SEC that permits us to sell from time to time up to $300 million of additional shares of our Class A common stock or other securities in one or more offerings in amounts, at prices and on the terms that we will determine at the time of offering, although we do not intend to issue shares of our Class A common stock at current market prices.
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
The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any preferred equity securities issued also could provide for rights, preferences or privileges senior to those of holders of our Class A common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our Class A common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products and services or grant licenses on terms that are not favorable to us. Further, although we expect our cash and cash equivalents will be sufficient to fund operations for at least the next twelve months from the date of filing of this Form 10-Q, in the future, our ability to continue as a going concern may be dependent, in part, on our ability to raise additional capital, and should we be unable to raise sufficient additional capital, we may be required to undertake cost-cutting measures including delaying or discontinuing certain planned investments or programs.
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
In the course of preparing Legacy Sema4’s financial statements for 2020, 2019 and 2018, we identified material weaknesses in our internal control over financial reporting as of December 31, 2020, which could, if not remediated, result in material misstatements in our financial statements. These material weaknesses had not been fully remediated as of September 30, 2022. In addition, during 2021, management identified a misclassification related to certain costs included within cost of services for the years ended December 31, 2021, 2020 and 2019. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified related to the fact that we did not design and maintain accounting policies, procedures and controls to ensure complete, accurate and timely financial reporting in accordance with U.S. GAAP. Specifically, the material weaknesses identified included the following:

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
Our management is in the process of implementing a remediation plan that is expected to include policies and procedures to support internal control over financial reporting for a public company as well as supplementing the accounting and finance function with robust technical accounting and financial reporting experience and training. However, we cannot guarantee that the steps we have taken or may subsequently take have been or will be sufficient to remediate the material weaknesses or ensure that our internal controls are effective. For a discussion of our remediation plan and actions, see “Item 4. Controls and Procedures.” However, as noted above, as of September 30, 2022, the material weaknesses have not yet been fully remediated.
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
We may not have sufficient alternative backup if one or more of the third-party laboratories that we contract with are unable to satisfy their obligations to us with sufficient performance, quality and timeliness. Any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest, political instability, outbreaks of disease or similar events at one or more of these third-party laboratories’ facilities that causes a loss of capacity would heighten the risks that we face. Changes to or termination of agreements or inability to renew agreements with these third-party laboratories or enter into new agreements with other laboratories that are able to perform such portions of our service offerings could impair, delay or suspend our efforts to market and sell these services. In addition, certain third-party payors, including some state Medicaid payors, that we are under contract with may take the position that sending out testing to third-party laboratories and billing for such tests is contrary to the terms of its provider agreement and may refuse to pay us for the testing. If any of these events occur, our business, financial condition and results of operations could suffer. Further, some state laws impose anti-markup restrictions that prevent an entity from realizing a profit margin on outsourced testing. If we are unable to markup outsourced testing, our revenues and operating margins may suffer.
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
Our ability to be successful is dependent upon the efforts of our key personnel, including the key personnel of GeneDx who became our employees as of the closing of the Acquisition. Although our key personnel are expected to continue to remain with the Company in their current roles, it is possible that we will lose some key personnel, the loss of which could negatively impact the operations and profitability of our business.
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
We may be unable to realize the level of the anticipated benefits that we expect from exiting businesses and restructuring our operations, which may adversely impact our business and results of operations.

From time to time, we may decide to exit certain businesses or otherwise undertake restructuring, reorganization, or other strategic initiatives and business transformation plans to realign our resources with our growth strategies, operate more efficiently and control costs. The successful implementation of our restructuring activities may from time to time require us to effect business and asset dispositions, workforce reductions, management restructurings, decisions to limit investments in or otherwise exit businesses, facility consolidations and closures, and other actions, each of which may depend on a number of factors that may not be within our control. For example, as described in more detail elsewhere in this Quarterly Report, we have announced plans to exit our reproductive and women’s health testing business and exit our somatic tumor testing business.

Any such effort to realign or streamline our organization may result in the recording of restructuring or other charges, such as asset impairment charges, contract and lease termination costs, exit costs, termination benefits, and other restructuring costs. In particular, we expect that material cash and non-cash charges will be incurred and recorded in our future reporting periods as a result of the exit of the reproductive and women’s health testing and somatic tumor testing businesses. Further, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and proficiency, adverse effects on employee morale, loss of key employees and/or other retention issues during transitional periods. Reorganization and restructuring can impact a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. Further, upon completion of any restructuring initiatives, our business may not be more efficient or effective than prior to the implementation of the plan and we may be unable to achieve anticipated operating enhancements or cost reductions, which would adversely affect our business, competitive position, operating results and financial condition.
We have assumed GeneDx’s risks arising from various legal proceedings.
In connection with the Acquisition, as of the Closing, we assumed GeneDx’s risks arising from legal proceedings. In particular, GeneDx has received from the Medicaid offices of certain states requests for refunds of up to approximately $1.8 million of previously issued reimbursements for certain services and testing provided by GeneDx both prior to and following the Acquisition. This amount represents the initial amounts expressed in writing by the Medicaid offices as well as our estimate based on our participation in discussions with OPKO and the Medicaid offices. We are working with OPKO to investigate these issues and in discussions with these payors regarding their requests and, at this time, we can express no opinion as to the likelihood of an unfavorable outcome or the range of potential loss in this matter. Although we expect OPKO’s indemnification obligations under the Acquisition Merger Agreement would apply to certain of the requested refunds related to the services and testing provided prior to the closing of the Acquisition, we would be responsible for any refunds related to services and testing provided after the Closing of the Acquisition. Furthermore, following the Closing of the Acquisition, the strategies or motivations of a party or parties with respect to actual or potential litigation against us may change. We cannot predict with certainty the eventual outcome of GeneDx’s pending or future legal proceedings and the ultimate outcome of such matters could be material to our results of operations, cash flows and financial condition.
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

From time to time, we may consider additional opportunities to acquire other products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. In addition, we plan to exit our reproductive and women's health testing business and our somatic tumor testing business, which may involve a divestiture of these businesses, and we may consider disposing other assets or businesses in the future.
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
We currently offer a laboratory-develop test (“LDT”) version of certain tests. The FDA has a policy of enforcement discretion with respect to LDTs, whereby the FDA does not actively enforce its medical device regulatory requirements for such tests. However, in October 2014, the FDA issued two draft guidance documents stating that the FDA intended to modify its policy of enforcement discretion with respect to LDTs in a risk-based manner consistent with the existing classification of medical devices. Although the FDA halted finalization of the guidance in November 2016 to allow for further public discussion on an appropriate oversight approach to LDTs and to give Congressional authorizing committees the opportunity to develop a legislative solution, it is unclear if Congress or the FDA will modify the current approach to the regulation of LDTs in a way that would subject our current or future services marketed as LDTs to the enforcement of FDA regulatory requirements. The FDA Commissioner and the Director of the Center for Devices and Radiological Health (“CDRH”) have expressed significant concerns regarding disparities between some LDTs and in vitro diagnostics that have been reviewed, cleared, authorized or approved by the FDA. If the FDA were to determine that certain tests offered by us as LDTs are not within the policy for LDTs for any reason, including new rules, policies or guidance, or due to changes in statute, our tests may become subject to extensive FDA requirements or our business may otherwise be adversely affected. If the FDA were to disagree with our LDT status or modify our approach to regulating LDTs, we could experience reduced revenue or increased costs, which could adversely affect our business, prospects, results of operations and financial condition. If required, the regulatory marketing authorization process required to bring our current or future LDTs into compliance may involve, among other things, successfully completing additional clinical validations and submitting to and obtaining clearance from the FDA for a premarket clearance (510(k)) submission or authorization for a de novo or approval of a PMA. Furthermore, pending legislative proposals, if passed, such as the VALID Act, could create new or different regulatory and compliance burdens on us and could have a negative effect on our ability to keep products on the market or develop new products, which could have a material effect on our business. In the event that the FDA requires marketing authorization of our LDTs in the future, the FDA may not ultimately grant any clearance, authorization or approval requested by us in a timely manner, or at all. In addition, if the FDA inspects our laboratory in relation to the marketing of any FDA-authorized test, any enforcement action the FDA takes might not be limited to the FDA-authorized test carried by us and could encompass our other testing services.
Recently, the FDA has also taken a more active role in certain diagnostic areas, including the oversight of pharmacogenetic (“PGx”) tests. In 2019, the FDA contacted several laboratories to demand changes to PGx test reports and marketing materials. In February 2020, the FDA issued a statement indicating that it continues to have concerns about the claims that certain clinical laboratories make with respect to their PGx tests, and published tables that list PGx associations for which the FDA has determined that the data support therapeutic management recommendations, a potential impact on safety or response, or a potential impact on pharmacokinetic properties only, respectively. To date, however, the FDA has not provided any general guidance on the types of claims or other characteristics that will cause a PGx test to fall outside FDA’s enforcement discretion. As such, the extent to which the FDA will allow any laboratory to offer PGx tests in their current form without meeting FDA regulatory requirements for medical devices is unclear at this time.

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
•the potential for policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering clinical data or regulatory filings insufficient for clearance, authorization or approval; and
•the FDA or foreign regulatory authorities may review clinical trial data and conclude that the data is not sufficiently reliable to support a PMA.
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
Some of our activities may subject the Company to risks under federal and state laws prohibiting ‘kickbacks’ and false or fraudulent claims.
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
In 2018, Congress passed the Eliminating Kickbacks in Recovery Act (“EKRA”), as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. Similar to the Medicare/Medicaid anti-kickback law, EKRA imposes criminal penalties for knowing or willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing (among other healthcare services) unless a specific exception applies. However, unlike the Medicare/Medicaid anti-kickback law, EKRA is not limited to services covered by federal or state healthcare programs but applies more broadly to services covered by “healthcare benefit programs,” including commercial insurers. As currently drafted, EKRA potentially expands the universe of arrangements that could be subject to government enforcement under federal fraud and abuse laws. In addition, while the Medicare/Medicaid anti-kickback law includes certain exceptions that are widely relied upon in the healthcare industry, including compensating employees on a percentage basis, not all of those same exceptions apply under EKRA. EKRA expressly does not protect employee compensation that varies by the number of individuals referred to a laboratory, the number of tests performed by a laboratory, or the amount billed to or received from a health benefit program from individuals referred to a laboratory. Because EKRA is still a relatively new law, there is no agency guidance and only two courts have addressed the application of EKRA and those courts reached opposite conclusions. One court ruled that the commission-based compensation provisions of a laboratory employee’s contract did not violate EKRA while the other court expressly disagreed. Given the conflicting opinions, we cannot assure you that our relationships with healthcare providers, hospitals, customers, our own sales representatives, or any other party will not be subject to scrutiny or will survive regulatory challenge under EKRA.
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
•the California Consumer Privacy Act (“CCPA”), which, among other things, regulates how subject businesses may collect, use, disclose and/or sell the personal information of consumers who reside in California, affords rights to consumers that they may exercise against businesses that collect their information, and requires implementation of reasonable security measures to safeguard personal information of California consumers and other similar state laws;
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
Further, in June 2022, the U.S. Supreme Court in Dobbs v. Jackson Women's Health Organization reversed Roe v. Wade by holding that there is no constitutional right to abortion. Consequently, certain states have recently enacted or proposed restrictive abortion laws that may also implicate our reproductive and women’s health screening products, which may decrease the demand for or coverage of our reproductive and women’s health screening products. We cannot predict the timing or impact of any future rulemaking, court decisions or other changes in the law, or in how such laws, once enacted, would be interpreted and enforced. We have announced plans to exit our reproductive and women’s health testing business.
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
Additionally, the implementation of GDPR has led other jurisdictions to either amend or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR. For example, on June 28, 2018, California adopted the CCPA. The CCPA regulates how certain for-profit businesses that meet one or more CCPA applicability thresholds collect, use, and disclose the personal information of consumers who reside in California. Among other things, the CCPA confers to California consumers the right to receive notice of the categories of personal information that will be collected by a business, how the business will use and share the personal information, and the third parties who will receive the personal information; the CCPA also confers rights to access, delete, or transfer personal information; and the right to receive equal service and pricing from a business after exercising a consumer right granted by the CCPA. In addition, the CCPA allows California consumers the right to opt out of the “sale” of their personal information, which the CCPA defines broadly as any disclosure of personal information to a third party in exchange for monetary or other valuable consideration. The CCPA also requires a business to implement reasonable security procedures to safeguard personal information against unauthorized access, use, or disclosure. California amended the law in September 2018 to exempt all PHI collected by certain parties subject to HIPAA, and further amended the law in September 2020 to clarify that de-identified data as defined under HIPAA will also be exempt from the CCPA. The California Attorney General’s final regulations implementing the CCPA took effect on August 14, 2020. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches resulting from a business’s failure to implement and maintain reasonable data security procedures that is expected to increase data breach litigation. In addition, California voters recently approved the California Privacy Rights Act of 2020 (“CPRA”), that is scheduled to go into effect on January 1, 2023. The CPRA would, among other things, amend the CCPA to give California residents the ability to limit the use of their “sensitive personal information” and the use of personal information for automated decision-making or targeted advertising, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. Many aspects of the CCPA, the CPRA, and their interpretation remain unclear, and their full impact on our business and operations remains uncertain. Following the lead of California, several other states, including Colorado, Utah, Virginia and Connecticut have each enacted laws similar to the CCPA/CPRA and other states are considering enacting privacy laws as well. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation, which could increase our potential liability and adversely affect our business, results of operations, and financial condition.
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
Our products and services involve the storage and transmission of protected health information and other personal information, proprietary information, and bugs, theft, misuse, defects, vulnerabilities in our products and services, and security breaches expose us to a risk of loss of this information, improper use and disclosure of such information, litigation, and other potential liability. Systems and control failures, security breaches, failure to comply with our privacy policies, and/or inadvertent disclosure of user data could result in government and legal exposure, seriously harm our reputation and brand and, therefore, our business, and impair our ability to attract and retain users or customers. We expect to continue to expend significant resources to maintain security protections that shield against bugs, theft, misuse, or security vulnerabilities or breaches.
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
•changes in accounting principles, policies and guidelines; and
•general economic and political conditions such as recessions, rising inflation and interest rates, global conflicts such as the war in Ukraine, fuel prices, international currency fluctuations and acts of war or terrorism.
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
In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. In particular, on September 7, 2022, a shareholder class action lawsuit was filed in the United States

District Court for the District of Connecticut against the Company and certain of the Company’s current and former officers. For more information, see “Item 1. Legal Proceedings.” This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.
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
We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act; (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year: (a) following September 1, 2025, the fifth anniversary of the initial public offering of CMLS; (b) in which we have total annual gross revenue of at least $1.235 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
As of September 30, 2022, our public warrants are exercisable for 14,758,305 shares of Class A common stock at $11.50 per share. Our private warrants are exercisable for 7,236,667 shares of Class A common stock at $11.50 per share. The additional shares of our Class A common stock issuable upon exercise of our warrants will result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock.
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
Included on our condensed consolidated balance sheet as of September 30, 2022 are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
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
We had outstanding 381,428,905 shares of Class A common stock as of September 30, 2022. We have filed a registration statement which registers the offer and sale from time to time by certain selling stockholders of up to 356,524,688 shares of our Class A common stock, although the 110,864,198 shares of our Class A common stock registered on behalf of OPKO pursuant to this registration statement will be subject to certain transfer restrictions pursuant to the shareholder agreements that were entered into in connection with the Acquisition. To the extent shares of our Class A common stock are sold into the market pursuant to an effective registration statement, under Rule 144 under the Securities Act or otherwise, particularly in substantial quantities and following the end of the transfer restrictions provided for in the shareholder agreements in the case of OPKO and the other stockholders party to such shareholder agreements, the market price of our Class A common stock could decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information
None.
Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Quarterly Report.

No.	Description of Exhibit	Form	Exhibit	Filing Date	Filed Herewith

10.1	Separation Agreement and General Release with Isaac Ro, dated as of August 11, 2022	10-Q	10.5	08/15/2022

10.2	Separation Agreement, dated as of August 12, 2022, by and between Sema4 Holdings Corp. and Eric Schadt	10-Q	10.6	08/15/2022

10.3	Amendment No.1 to the Employment of Agreement of Kevin Feeley, dated August 25, 2022	8-K	10.1	8/26/2022

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)				X

*	Filed herewith.
**	Furnished.
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

SEMA4 HOLDINGS CORP.

Date: November 14, 2022		/s/ Katherine Stueland
	Name:	Katherine Stueland
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2022		/s/ Kevin Feeley
	Name:	Kevin Feeley
	Title:	Chief Financial Officer (Principal Financial Officer)