Form 10-Q
period 2023-03-31
GeneDx Holdings Corp.
filed 2023-05-09
CIK 1818331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-39482
GeneDx Holdings Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-1966622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Ludlow Street, North Tower Stamford, Connecticut	06902
(Address of Principal Executive Offices)	(Zip Code)
(800) 298-6470
Registrant's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	WGS	The Nasdaq Global Select Market
Warrants to purchase one share of Class A common stock, each at an exercise price of $379.50 per share	WGSWW	The Nasdaq Global Select Market
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, The registrant had 25,590,133 shares of Class A common stock, par value $0.0001, outstanding as of May 2, 2023.

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

In addition, unless otherwise stated in this report, all share amounts, exercise prices and other amounts set forth herein have been adjusted for the impact of a 1-for-33 reverse stock split of our Class A common stock, par value $0.0001 per share (“Class A common stock”), that became effective on May 4, 2023 (the “Reverse Stock Split”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (the “SEC”), or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about:
•our estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows and future capital requirements to finance our operating requirements, and capital expenditures;
•our expectations for generating revenue, incurring losses, and becoming profitable on a sustained basis;
•unforeseen circumstances or other disruptions to normal business operations, including supply chain interruptions and manufacturing constraints, arising from or related to public health emergencies such as but not limited to the COVID-19 pandemic, natural disasters, acts of terrorism or other uncontrollable events;
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
•actions or authorizations by the U.S. Food and Drug Administration (the “FDA”), or other regulatory authorities;
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
•our accounting estimates and judgments, including our expectations regarding the adequacy of our reserves for third party payor claims, our estimates of the fair value of the second milestone payment related to the Acquisition and our conclusions regarding the appropriateness of the carrying value of intangible assets and goodwill;
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

GeneDx Holdings Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
Part I - Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements

GeneDx Holdings Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$201,895	$123,933
Restricted cash	12,144	13,470
Accounts receivable, net	32,911	42,634
Due from related parties	636	708
Inventory, net	12,334	13,665
Prepaid expenses and other current assets	12,428	18,212
Total current assets	272,348	212,622
Operating lease right-of-use assets	33,235	32,758
Property and equipment, net	49,508	51,527
Intangible assets, net	183,144	186,650
Long-term restricted cash	900	900
Other assets	6,160	6,485
Total assets	$545,295	$490,942
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$69,889	$84,878
Due to related parties	4,315	3,593
Short-term lease liabilities	5,199	6,121
Other current liabilities	39,629	49,705
Total current liabilities	119,032	144,297
Long-term debt, net of current portion	6,250	6,250
Long-term lease liabilities	63,883	60,013
Other liabilities	22,111	22,000
Deferred taxes	2,510	2,659
Warrant liability	440	418
Earn-out contingent liability	2,600	1,600
Total liabilities	216,826	237,237
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.0001 par value: 1,000,000 and 1,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Class A common stock, $0.0001 par value: 1,000,000,000 and 1,000,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; 24,193,436 and 11,773,065 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2	1
Additional paid-in capital	1,513,877	$1,378,125
Accumulated deficit	(1,185,410)	(1,124,421)
Total stockholders’ equity	328,469	253,705
Total liabilities and stockholders’ equity	$545,295	$490,942
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2023	2022
Revenue:
Diagnostic test revenue (including related party revenue of $842 and $170 for the three months ended March 31, 2023 and 2022, respectively)	$41,850	$52,495
Other revenue (including related party revenue of $0 and $74 for the three months ended March 31, 2023 and 2022, respectively)	1,289	1,446
Total revenue	43,139	53,941
Cost of services (including related party expenses of $815 and $1,056 for the three months ended March 31, 2023 and 2022, respectively)	27,903	48,316
Gross profit	15,236	5,625
Research and development	14,592	21,315
Selling and marketing	13,452	25,629
General and administrative	43,689	46,702
Related party expenses	1,747	1,284
Impairment loss	2,120	—
Loss from operations	(60,364)	(89,305)

Other income (expense), net:
Change in fair market value of warrant and earn-out contingent liabilities	(3,453)	13,190
Interest income	732	27
Interest expense	(767)	(808)
Other income, net	2,716	—
Total other (expense) income, net	(772)	12,409
Loss before income taxes	$(61,136)	$(76,896)
Income tax benefit	147	—
Net loss and comprehensive loss	$(60,989)	$(76,896)
Weighted average shares outstanding of Class A common stock	20,061,945	7,405,114
Basic and diluted net loss per share, Class A common stock	$(3.04)	$(10.38)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statement of Stockholders' Equity
(in thousands, except share amounts)
(unaudited)

	Three months ended March 31, 2023
	Preferred Stock		Class A Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Par value	Shares	Par value
Balance at December 31, 2022	—	$—	11,773,065	$1	$1,378,125	$(1,124,421)	$253,705
Net loss	—	—	—	—	—	(60,989)	(60,989)
Common stock issued pursuant to stock option exercises	—	—	50,444	—	266	—	266
Stock-based compensation expense	—	—	—	—	48	—	48
Vested restricted stock units converted to common stock	—	—	54,175	—	—	—	—
Issuance of Class A common shares in underwritten public offering, net of issuance costs	—	—	12,315,752	1	135,438	—	135,439
Balance at March 31, 2023	—	$—	24,193,436	$2	$1,513,877	$(1,185,410)	$328,469
=

Three months ended March 31, 2022

	Preferred Stock		Class A Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Par value	Shares	Par value
Balance at December 31, 2021	—	$—	7,352,958	$1	$963,543	$(575,441)	$388,103
Net loss	—	—	—	—	—	(76,896)	(76,896)
Common stock issued pursuant to stock option exercises	—	—	63,894	—	678	—	678
Stock-based compensation expense	—	—	—	—	17,559	—	17,559
Vested restricted stock units converted to common stock	—	—	12,072	—	—	—	—
Balance at March 31, 2022	—	$—	7,428,924	$1	$981,780	$(652,337)	$329,444

GeneDx Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2023	2022
Operating activities
Net loss	$(60,989)	$(76,896)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,636	5,803
Impairment loss	2,120	—
Gain on debt forgiveness	(2,750)	—
Stock-based compensation expense	48	17,559
Change in fair value of warrant and earn-out contingent liabilities	3,453	(13,190)
Deferred tax benefit	(147)	—
Provision for excess and obsolete inventory	—	43
Non-cash lease expense	146	167
Amortization of deferred debt issuance costs	128	128
Change in operating assets and liabilities:
Accounts receivable	9,723	(11,132)
Inventory	1,331	(2,904)
Prepaid expenses and other current assets	4,232	1,596
Due to/from related parties	793	543
Other assets	(55)	(151)
Accounts payable and accrued expenses	(14,470)	3,932
Contract liabilities	—	(408)
Other current liabilities	(7,759)	(6,584)
Net cash used in operating activities	(55,560)	(81,494)
Investing activities
Purchases of property and equipment	—	(1,378)
Development of internal-use software assets	(462)	(2,535)
Net cash used in investing activities	(462)	(3,913)
Financing activities
Proceeds from underwritten public offering, net of issuance costs	135,439	—
Long-term debt principal payment	(2,000)	—
Finance lease payoff	(438)	—
Finance lease principal payments	(609)	(862)
Exercise of stock options	266	702
Net cash provided by (used in) financing activities	132,658	(160)
Net increase (decrease) in cash, cash equivalents and restricted cash	76,636	(85,567)
Cash, cash equivalents and restricted cash, at beginning of period	138,303	401,469
Cash, cash equivalents and restricted cash, at end of period	$214,939	$315,902
Supplemental disclosures of cash flow information
Cash paid for interest	$583	$607
Cash paid for taxes	$104	$168
Purchases of property and equipment in accounts payable and accrued expenses	$1,073	$1,325
Software development costs in accounts payable and accrued expenses	$157	$717
Unpaid deferred transaction costs included in accounts payable and accrued expenses	$—	$227
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Description of Business
GeneDx Holdings Corp. (“GeneDx Holdings”) through its subsidiaries Sema4 OpCo, Inc., formerly Mount Sinai Genomics Inc., a Delaware corporation (“Legacy Sema4”) and GeneDx, LLC, provides genomics-related diagnostic and information services and pursues genomics medical research. GeneDx utilizes an integrated portfolio of laboratory processes, software tools and informatics capabilities to process DNA-containing samples, analyze information about patient-specific genetic variation and generate test reports for clinicians and their patients. GeneDx provides a variety of genetic diagnostic tests, and screening solutions, and information with a focus on pediatrics, rare diseases for children and adults, and hereditary cancer screening. GeneDx Holdings’ operating subsidiaries primarily serve healthcare professionals who work with their patients and bills third-party payors across the United States.
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
The Business Combination Merger was accounted for as a reverse recapitalization with Legacy Sema4 as the accounting acquirer and CMLS as the acquired company for accounting purposes. The shares and net loss per common share, prior to the Business Combination Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Merger (1 share of Legacy Sema4 Class A common stock for 4.0000 shares of Sema4 Holdings Class A common stock (the “Class A common stock”) (the “Conversion Ratio”).
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
On May 4, 2023, the Company effected a reverse stock split of its Class A common stock at a ratio of 1-for-33 (the “Reverse Stock Split”). Unless otherwise noted, all share amounts, exercise prices and other amounts set forth herein have been adjusted for the impact of the Reverse Stock Split.
Unless otherwise stated herein or unless the context otherwise requires, references in these notes to the “Company,” or “GeneDx” refer to (i) Legacy Sema4 prior to the consummation of the Business Combination; and (ii) GeneDx Holdings and its subsidiaries following the consummation of the Business Combination (including, following the consummation of the Acquisition, Legacy GeneDx).

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto as of and for the years ended December 31, 2022, 2021 and 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 21, 2022 filed on March 16, 2023 (the “Annual Report”).
The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to state fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results of operations or cash flows for a full year or any subsequent interim period.
The Company’s historical financial information includes costs of certain services historically provided by Icahn School of Medicine at Mount Sinai (“ISMMS”) pursuant to a Transition Services Agreement (“TSA”) and service agreements. See Note 7, “Related Party Transactions”.
Although the Company has incurred recurring losses in each year since inception, the Company expects its cash and cash equivalents will be sufficient to fund operations for at least the next twelve months from the date of filing of this Quarterly Report on Form 10-Q.
Reverse Stock Split
On May 4, 2023, at the commencement of trading, the Company effected a 1-for-33 reverse stock split. Accordingly, all share and per share amounts for the periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split. No fractional shares were issued in connection with the reverse stock split.
Reclassifications
Certain reclassifications have been made to the prior year unaudited condensed consolidated financial statements in order to conform to the current year’s presentation.
Summary of Significant Accounting Policies
There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the Company’s audited consolidated financial statements and notes thereto included within its Annual Report on Form 10-K for the year ended December 31, 2022.
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

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of the Company’s cash, cash equivalents and restricted cash are uninsured with account balances in excess of the Federal Deposit Insurance Company limits. As of March 31, 2023, 100% of the Company’s cash, cash equivalents and marketable securities was held in high-quality institutions designated as systematically important financial institutions.
Management believes these financial institutions are financially sound and, accordingly, that minimal credit risk exists. The Company has not experienced any losses on its deposits of cash and cash equivalents.
The Company assesses both the self-pay patient and, if applicable, the third-party payor that reimburses the Company on the patient’s behalf when evaluating the concentration of credit risk. Significant patients and payors are those that represent more than 10% of the Company’s total revenues for the period or accounts receivable balance at each respective balance sheet date. The significant concentrations of accounts receivable as of March 31, 2023 and December 31, 2022 were primarily from large managed care insurance companies and a reference laboratory. There was no individual patient or client that accounted for 10% or more of the Company’s revenue or accounts receivable for any of the periods presented. The Company does not require collateral as a means to mitigate patient or payor credit risk.
For each significant payor, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue		Accounts Receivable
	Three months ended March 31,		As of March 31,	As of December 31,
	2023	2022	2023	2022
Payor A	*	24%	*	*
Payor B(1)	15%	*	*	14%
Payor D	*	10%	*	*
Payor E	24%	*	15%	14%
*less than 10%
__________________
(1) This payor includes multiple individual plans and the Company calculates and presents the aggregated value from all plans, which is consistent with the Company’s portfolio approach used in accounting for diagnostic test revenue.
The Company is subject to a concentration of risk from a limited number of suppliers for certain reagents and laboratory supplies. One supplier accounted for approximately 14% and 13% of purchases for the three months ended March 31, 2023 and 2022, respectively. This risk is managed by maintaining a target quantity of surplus stock. Alternative suppliers are available for some or all of these reagents and supplies.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist of amounts invested in money market funds. Carrying values of cash equivalents approximate fair value due to the short-term nature of these instruments.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of March 31, 2023	As of December 31, 2022
Cash and cash equivalents	$201,895	$123,933
Restricted cash	13,044	14,370
Total	$214,939	$138,303

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Restricted cash as of March 31, 2023 includes $12.1 million held in escrow as restricted cash related to the closing of the Acquisition which is expected to be released upon expiration of the one year escrow period in May 2023. During the three months ended March 31, 2023, the Company has completed the net working capital settlement with OPKO and received $1.3 million of the restricted cash that was recorded as of December 31, 2022. In addition, restricted cash as of March 31, 2023 consists of money market deposit accounts that secure an irrevocable standby letter of credit that serves as collateral for security deposit operating leases (see Note 9, “Leases”).
Accounts Receivable
Accounts receivable consists of amounts due from customers and third-party payors for services performed and reflect the consideration to which the Company expects to be entitled in exchange for providing those services. Accounts receivable are estimated and recorded in the period the related revenue is recorded. The accounts receivable balance as of March 31, 2023 and December 31, 2022 included $2.9 million and $1.5 million, respectively, of unbilled receivables. During the quarter ended March 31, 2023, the Company did not record provisions for doubtful accounts. The Company did not write off any accounts receivable balances for the period.
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
The Company’s loan from the Connecticut Department of Economic and Community Development is classified within level 2 of the fair value hierarchy. As of March 31, 2023, this loan is recorded at its carrying value of $6.3 million in the consolidated balance sheet. The fair value of the loan is $5.1 million, which is estimated based on discounted cash flows using the yields of similar debt instruments of other companies with similar credit profiles.
Warrant Liability
As of the consummation of the Business Combination Merger in July 2021, there were 666,516 warrants to purchase shares of Class A common stock outstanding, including 447,223 public warrants and 219,293 private placement warrants. As of December 31, 2022, there were 666,515 warrants to purchase shares of Class A common stock outstanding, including 447,222 public warrants and 219,293 private placement warrants outstanding. Each warrant expires five years

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
after the Business Combination or earlier upon redemption or liquidation, and entitles the holder to purchase one share of Class A common stock at an exercise price of $379.50 per share, subject to adjustment, at any time commencing on September 4, 2021.
The Company may redeem the outstanding public warrants if the price per share of the Class A common stock equals or exceeds $594.00 as described below:

•in whole and not in part;
•at a price of $0.33 per public warrant;
•upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the closing price of the Class A common stock equals or exceeds $594.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before sending the notice of redemption to warrant holders.
The Company may redeem the outstanding public warrants if the price per share of the common stock equals or exceeds $330.00 as described below:

•in whole and not in part;
•at $3.30 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the common stock;
•if, and only if, the closing price of the Class A common stock equals or exceeds $330.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
•if the closing price of the common stock for any 20 trading days within a 30-trading day period ending three trading days before the Company sends notice of redemption to the warrant holders is less than $594.00 per share (as adjusted), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.
The private placement warrants were issued to CMLS Holdings, LLC, Mr. Munib Islam, Dr. Emily Leproust and Mr. Nat Turner, and are identical to the public warrants underlying the units sold in the initial public offering, except that (1) the private placement warrants and the common stock issuable upon the exercise of the private placement warrants would not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (2) the private placement warrants are exercisable on a cashless basis, (3) the private placement warrants are non-redeemable (except as described above, upon a redemption of warrants when the price per share of Class A common stock equals or exceeds $330.00) so long as they are held by the initial purchasers or their permitted transferees, and (4) the holders of the private placement warrants and the common stock issuable upon the exercise of the private placement warrants have certain registration rights. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.
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
Contingent Consideration (Legacy GeneDx)
In connection with the Acquisition, up to $150 million of contingent payments will be payable to OPKO in cash and/or shares of Company’s Class A common stock with such mix to be determined in the Company’s sole discretion, based upon

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
achievement of 2022 and 2023 revenue milestones, pursuant to the Acquisition Merger Agreement (the “Milestone Payments”). If the Company elects to pay in shares of Class A common stock, the Acquisition Merger Agreement provides that the shares issues are to be valued at $160.38 per share for a maximum of 935,280 shares.
Subject to the terms and conditions of the Acquisition Merger Agreement, (a) the first Milestone Payment was paid out in full through the issuance of 701,460 shares valued at $112.5 million in April 2023 as the revenue of the Legacy GeneDx group for the fiscal year 2022 exceeded $163 million and (b) the second Milestone Payment of $37.5 million will become due and payable if the revenue of the Legacy GeneDx group for the fiscal year 2023 equals or exceeds $219 million (each of clauses (a) and (b), a “Milestone Event”); provided that 80% of the second Milestone Payment will become payable in respect of the second milestone period if the Legacy GeneDx group achieves 90% of the Milestone Event revenue target for such period, which amount will scale on a linear basis up to 100% of the second Milestone Payment at 100% of the revenue target. The first Milestone Payment resulted in the issuance of 701,460 shares of the Company’s Class A common stock on April 14, 2023; see Note 18, “Subsequent Events.” If the Company elects to pay in shares of Class A Common stock, the second Milestone Payment would require the issuance of up to 233,820 shares of the Company’s Class A common stock. The fair value of the second Milestone Payment was determined to be $2.6 million as of March 31, 2023 and is estimated using a Monte Carlo simulation valuation model and assuming the Company will pay the Milestone Payment in shares.
Earn-out Contingent Liability
In connection with the Business Combination Merger, all Legacy Sema4 stockholders and option holders at that time became entitled to a pro rata share of 576,412 earn-out shares and earn-out RSUs. Based on an assessment of the earn-out shares for the Legacy Sema4 stockholders, the Company considered ASC 480 and ASC 815 and accounted for the earn-out shares as a liability. The Company subsequently measures the fair value of the liability at each reporting period and reports the changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
The Company determined that the fair value of the earn-out shares issued to the Legacy Sema4 stockholders as of March 31, 2023 was zero. The estimated fair value of the earn-out is determined using a Monte Carlo simulation valuation model.
As for the earn-out RSUs for the Legacy Sema4 option holders, a total of 81,819 RSUs were granted on December 9, 2021. The vesting of such arrangement is conditioned on the satisfaction of both a service requirement and on the satisfaction of a market-based requirement. The market-based requirement would be achieved if the Company’s stock price is greater than or equal to $429 (Triggering Event I), $495 (Triggering Event II) and $594 (Triggering Event III) during the applicable performance period, based on the volume-weighted average price for a period of at least 20 days out of 30 consecutive trading days. Therefore, the Company accounts for this arrangement in accordance with ASC 718- Compensation — Stock Compensation (“ASC 718”) and stock-based compensation expense is recognized over the longer of the expected achievement period for the market-based requirement and the service requirement. The Company recorded $0.8 million reduction in stock-based compensation expense in relation to the forfeiture of the earn-out RSUs by the Legacy Sema4 option holders for the three months ended March 31, 2023. In the event that any earn-out RSUs that are forfeited as a result of a failure to achieve the service requirement, the underlying shares will be reallocated on an annual basis to the Legacy Sema4 stockholders and to the Legacy Sema4 option holders who remain employed as of the date of such reallocation. The Company accounts for the re-allocations to Legacy Sema4 option holders as new grants.
These earn-out arrangements will expire in July 2023 if the market-based requirement is not met.
Segment Information
Historically, the Company operated in one segment. During 2022, in connection with the Acquisition, the change in Chief Operating Decision Maker (“CODM”), and the announced exit from the majority of the Legacy Sema4 diagnostics operations, the Company’s CODM began to evaluate the Company’s business separately for GeneDx, inclusive of Legacy GeneDx and Legacy Sema4 data revenues and associated costs and corporate support costs, and the existing Legacy Sema4 diagnostics business during the fourth quarter of 2022. As a result, the Company has concluded that two reportable segments exist and have been presented as such for the first quarter of 2023. The majority of the Company’s operations for the first quarter of 2022 are included in the Legacy Sema4 segment and the majority of the GeneDx segment for 2022 was resultant from the Acquisition in 2022, and thus did not exist within the Company’s condensed consolidated results for the

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
first quarter of 2022. As a result, the Company has not presented segments for the first quarter of 2022. See Note 16, “Segment Reporting”, for the first quarter of 2023 segment disclosures.
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The new credit losses standard changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, contract assets recognized as a result of applying ASC 606, loans and certain other instruments, entities will be required to use a new forward looking “expected loss” model that generally will result in earlier recognition of credit losses than under today’s incurred loss model. The Company adopted ASU 2016-13 effective January 1, 2023 and the adoption did not have material impact in the condensed consolidated statements of operations and comprehensive loss.
Recently Issued Accounting Pronouncements Not Yet Adopted
The Company has reviewed the recently issued Accounting Standards Update accounting pronouncements and does not believe that the adoption of any such pronouncements will have a material impact on its financial statements or related disclosures.
3. Business Combinations
CMLS/Legacy Sema4 Business Combination
On July 22, 2021, the Company consummated the Business Combination (as defined in Note 1) and received net cash proceeds of $510.0 million.
Pursuant to the Business Combination, the following occurred:
•Holders of 309 shares of CMLS’s Class A common stock sold in its initial public offering (the “public shares”) exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from CMLS’s initial public offering (the “IPO”), which was approximately $330.00 per share, or $101,880 in aggregate.
•Each share of CMLS’s Class B common stock was automatically converted into common stock of the Company.
•Each share of the Legacy Sema4 Class B common stock was converted into 1/100th of a share of Legacy Sema4 Class A common stock and each share of Legacy Sema4 common stock and preferred stock was canceled and received a portion of the merger consideration, resulting in certain Legacy Sema4 stockholders receiving $230.7 million of cash and the Legacy Sema4 stockholders receiving an aggregate of 5,404,131 shares of common stock of the Company.
•Pursuant to subscription agreements entered into on February 9, 2021, certain investors agreed to subscribe for an aggregate of 1,060,607 newly-issued shares of Class A common stock at a purchase price of $330.00 per share for an aggregate purchase price of $350,000,000 (the “Business Combination PIPE Investment”). Concurrently with the closing of the Business Combination, the Company consummated the Business Combination PIPE Investment.
•After giving effect to the Business Combination Merger, the redemption of public shares and the conversion of the CMLS Class B common stock as described above, and the consummation of the Business Combination PIPE Investment, there were 7,278,498 shares of the Company’s Class A common stock issued and outstanding.

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Legacy GeneDx Acquisition
As discussed in Note 1, on April 29, 2022, the Company completed the Acquisition. At the closing of the Acquisition, the Company paid OPKO gross cash consideration of $150 million (before deduction of transaction expenses and other customary purchase price adjustments) and issued to OPKO 2.4 million shares of the Company’s Class A common stock ($172 million based on the closing date share price of $70.95 per share). A portion of this cash and stock consideration is held in escrow and is expected to be released upon expiration of the one year escrow period in May 2023. During the three months ended March 31, 2023, the Company has completed the net working capital settlement with OPKO which resulted in a reduction of $1.3 million of other current assets that was previously recorded as of December 31, 2022. In addition, a portion of the $150 million was payable following the closing of the Acquisition due to the achievement of the first revenue-based milestone for the fiscal year ended December 31, 2022 and the remaining milestone payment up to $37.5 million will be payable if certain revenue-based milestones are achieved for the fiscal year ending December 31, 2023. These milestone payments, if and to the extent earned under the terms of the Acquisition Merger Agreement, will be satisfied through the payment and/or issuance of a combination of cash and shares of the Company’s Class A common stock (valued at $160.38 per share, subject to adjustment for stock splits and similar changes), with such mix to be determined in the Company’s sole discretion. As discussed in Note 18, “Subsequent Events.” the first Milestone Payment became due and payable in full and resulted in the issuance of 701,460 shares of the Company’s Class A common stock on April 14, 2023. Concurrently with the closing of the Acquisition, the Company also issued and sold in private placement 1,515,152 shares of the Company’s Class A common stock to certain institutional investors for aggregate gross proceeds of $200 million (the “Acquisition PIPE Investment”).

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the net purchase price and the fair values of the assets and liabilities of Legacy GeneDx on a preliminary basis (in thousands):

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
(1) Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. See Note 17, “Goodwill and Intangible Assets” for more detail.
The amounts above represent the preliminary fair value estimates at the time of the Acquisition and the Company has identified certain adjustments during the measurement period. These measurement period adjustments are reflected in the goodwill balance and shown in Note 17, “Goodwill and Intangible Assets.” The Company believes that it has substantially completed its measurement period adjustment reviews.

4. Revenue Recognition
Disaggregated revenue
The following table summarizes the Company’s disaggregated revenue by payor category (in thousands):

	Three months ended March 31,
	2023	2022
Diagnostic test revenue
Patients with third-party insurance	$25,329	$47,462
Institutional customers	16,060	4,031
Self-pay patients	461	1,002
Total diagnostic test revenue	41,850	52,495
Other revenue	1,289	1,446
Total	$43,139	$53,941

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Reassessment of variable consideration
Subsequent changes to the estimate of the transaction price, determined on a portfolio basis when applicable, are generally recorded as adjustments to revenue in the period of the change. The Company updates estimated variable consideration quarterly.
For the three months ended March 31, 2023 and 2022, the quarterly change in estimate resulted in a net $2.7 million and $3.6 million increase, respectively, to revenue for tests in which the performance obligation of delivering the test results was met in prior periods. The change in estimate is a result of changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and settlements with third party payors. The change in estimate also included an increase in revenue related to a partial release of a previously established payor reserve, as further disclosed in the “—Certain payor matters” below. The quarterly change in estimate did not result in material adjustments to the Company’s previously reported revenue or accounts receivable amounts.

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
Throughout 2022, the Company was engaged in discussions with one of its third-party payors (the “Payor”) regarding certain overpayments to Legacy Sema4. On December 30, 2022, the Company entered into a settlement agreement with the Payor in order to settle the claims related to coverage and billing matters allegedly resulting in the overpayments to Legacy Sema4 by the Payor to the Company (the “Disputed Claims”). Under the settlement agreement, $42.0 million is to be paid by the Company to the Payor in a series of installments over the next four years with the final installment payment scheduled to be on or before June 30, 2026. The first installment payment of $15.0 million was made on December 31, 2022 and the next installment of $5.0 million is due in December 2023. In consideration for these payments, the Payor has agreed to provide releases of the Disputed Claims, which releases became effective on or about March 31, 2023.
As a result of this matter, and in connection with a review of certain billing policies and procedures undertaken by management, the Company considered the need to establish reserves for potential recoupments of payments previously made by third-party payors. As of March 31, 2023, the Company continued to carry liabilities that were initially established as of June 30, 2022 as a result of this matter and other potential settlements with payors, as adjusted as of March 31, 2023, based on the current facts and an evaluation of anticipated results that the Company believes reasonable for all potential recoupments for all third-party payors combined. As of March 31, 2023 and December 31, 2022, $37.9 million and $39.0 million of liabilities were recorded in accounts payable and accrued expenses and other liabilities, respectively. See Note 15, “Supplemental Financial Information”. The Company uses estimates, judgments, and

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
assumptions to assess whether it is probable that a significant reversal in the amount of cumulative revenue may occur in future periods, based upon information presently available. These estimates are subject to change. In addition, as discussed above, the Company has made certain adjustments to its estimated variable consideration as result of this matter and other potential settlements with payors.
Remaining performance obligations
For certain long-term collaboration service agreements with original expected durations of more than one year, the Company’s obligations pursuant to such agreement represents partially unsatisfied performance obligations as of March 31, 2023. The revenues under the agreements are estimated to be approximately $6.0 million. The Company expects to recognize the majority of this revenue over the next 2.3 years.
Costs to fulfill contracts
Costs associated with fulfilling the Company’s performance obligations pursuant to its collaboration service agreements include costs for services that are subcontracted to ISMMS. Amounts prepaid are expensed in line with the pattern of revenue recognition. Prepayment of amounts prior to the costs being incurred are recognized in the condensed consolidated balance sheets as current or non-current based upon forecasted performance.
As of March 31, 2023 and December 31, 2022, the Company had outstanding deferred costs to fulfill contracts of less than $0.1 million and $0.3 million, respectively, which were recorded as other current assets in the condensed consolidated balance sheets. The Company expect to make additional payments to ISMMS under an amended subcontract agreement with ISMMS.
Amortization of deferred costs was $0.6 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. The amortization costs were recorded in the cost of services in the condensed consolidated statements of operations and comprehensive loss.
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
The Company’s financial assets and liabilities consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, finance leases, warrant liability, earn-out contingent liabilities, contingent consideration based on milestone achievement, and long-term debt. The Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term nature of these accounts.

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s finance leases are classified within Level 1 of the fair value hierarchy because such finance lease agreements bear interest at rates for instruments with similar characteristics; accordingly, the carrying value of these liabilities approximate their fair values.
The Company’s loan from the Connecticut Department of Economic and Community Development is classified within Level 2 of the fair value hierarchy. As of March 31, 2023, the loan was recorded at its carrying value of $6.3 million with no current portion recorded as there are no principal payments due until August 2024. The fair value was $5.1 million, which is estimated based on discounted cash flows using the yields of similar debt instruments of other companies with similar credit profiles.
The following tables set forth the fair value of financial instruments that were measured at fair value on a recurring basis (in thousands):

	As of March 31, 2023
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$45,069	$45,069	$—	$—
Total financial assets	$45,069	$45,069	$—	$—

Financial Liabilities:
Public warrant liability	$295	$295	$—	$—
Private warrant liability	145	—	145	—
DECD loan	5,110	—	5,110	—
Contingent consideration based on milestone achievement	11,049	—	—	11,049
Total financial liabilities	$16,599	$295	$5,255	$11,049

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$16,901	$16,901	$—	$—
Total financial assets	$16,901	$16,901	$—	$—

Financial Liabilities:
Public warrant liability	$280	$280	$—	$—
Private warrant liability	138	—	138	—
DECD loan	4,904	—	4,904	—
Contingent consideration based on milestone achievement	7,619	—	—	7,619
Total financial liabilities	$12,941	$280	$5,042	$7,619

Of the $201.9 million cash and cash equivalents presented in the condensed consolidated balance sheets as of March 31, 2023, $45.1 million was in money market funds and was classified within Level 1 of the fair value hierarchy as the fair value was based on quoted prices in active markets.
The Company’s outstanding warrants include publicly traded warrants (the “Public Warrants”) which were originally issued in the IPO and warrants sold in a private placement to CMLS Holdings LLC (the “Private Warrants”). The Company evaluated its warrants under ASC 815-40-Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as non-current liabilities on the balance sheet at fair value upon the closing of the Business Combination, with subsequent changes in their respective fair values recognized in other income in the condensed consolidated statements of operations and comprehensive loss at each reporting date. As of March 31, 2023, the Public Warrants are classified within Level 1 of the fair value hierarchy as they are traded in active markets. The Private Warrants are classified within Level 2 of the fair value

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
hierarchy as management determined the fair value of each Private Warrant is the same as that of a Public Warrant because the terms are substantially the same. For the quarter ended March 31, 2023, a loss of $3.5 million was recorded within the change in fair market value of warrant and earn-out contingent liabilities in the consolidated statements of operations and comprehensive loss based on remeasurement performed as of the period end date.

The earn-out contingent liabilities include the Company’s contingent obligation to issue earn-out shares for Legacy Sema4 stockholders (“Earn-out Shares”) as well as the Company’s obligation to pay out the first Milestone Payment of $112.5 million to OKPO and the contingent obligation to make an additional second Milestone Payment of up to $37.5 million to OPKO if a certain revenue-based milestone is achieved for the fiscal year ended December 31, 2023.

The Earn-out Shares are accounted for as a liability and required remeasurement at each reporting date. The estimated fair value of the total Earn-out Shares as of March 31, 2023 is determined based on a Monte Carlo simulation valuation model. The fair value of the earn-out contingent liability is sensitive to the expected volatility for the Company and the Company’s Class A common stock price which is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics. The expected volatility for the Company is based on the historical volatility of selected guideline companies, the historical volatility of the Company, and the implied volatility of the Company’s call options. The key assumptions utilized in determining the Earn-out Shares valuation as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Stock price	$12.21	$8.58
Expected volatility	120.0%	107.5%
Expected term (in years)	0.3	0.6
Risk-free interest rate	4.87%	4.76%

The fair value determined and recorded as of March 31, 2023 and December 31, 2022 was zero. During the three months ended March 31, 2023 and 2022, $0 gain or loss was recognized and $6.8 million was recorded, respectively, in the change in fair market value of warrant and earn-out contingent liability in the condensed consolidated statements of operations and comprehensive loss based on re-measurement performed as of the period end date.
The Milestone Payment contingent liability represents additional acquisition consideration to pay up to $37.5 million based on the achievement of Legacy GeneDx revenue-based milestone in fiscal year 2023 and the obligation to payout the first milestone of $112.5 million in shares of the Company’s Class A common stock. Subject to the terms and conditions of the Acquisition Merger Agreement, (a) the first Milestone Payment of $112.5 million became due and payable in full as Legacy GeneDx revenue exceeded $163 million for the fiscal year 2022 and (b) the second Milestone Payment of $37.5 million will become due and payable if the revenue of the Legacy GeneDx group for the fiscal year 2023 equals or exceeds $219 million; provided that 80% of the second Milestone Payment will become payable in respect of the second milestone period if the Legacy GeneDx group achieves 90% of the Milestone Event revenue target for such period, which amount will scale on a linear basis up to 100% of the second Milestone Payment at 100% of the revenue target. The first Milestone Payment resulted in the issuance of 701,460 shares of the Company’s Class A common stock on April 14, 2023; see Note 18, “Subsequent Events.” The second Milestone Payment will be satisfied through the payment and/or issuance of a combination of cash and shares of the Company’s Class A common stock (valued at $160.38 per share), with such mix to be determined at the Company’s sole discretion.
The Company determined and recorded the fair value of the Milestone Payments as $11.0 million as of March 31, 2023, of which the first milestone payment of $8.4 million is presented as current liabilities in the condensed consolidated balance sheets. For the three months ended March 31, 2023 a loss of $3.4 million was recorded in the change in fair market value of warrant and earn-out contingent liabilities in the condensed consolidated statements of operations and comprehensive loss based on re-measurement performed as of the period end date. The fair value of the second milestone was determined based on a Monte Carlo simulation valuation model and the key assumptions include revenue projections, revenue volatility of 18%, the Company’s expectation to settle the liability in shares and share price of $12.21 per share. The fair value of the first milestone was determined based on the Company’s expectation to settle the liability in shares and share price of $12.21 per share.

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The earn-out contingent liabilities are categorized as Level 3 of the fair value hierarchy as the Company utilizes unobservable inputs in estimating the fair value. There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.
6. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Laboratory equipment	$42,370	$41,255
Equipment under finance leases	21,384	21,384
Leasehold improvements	35,560	35,561
Capitalized software	32,171	32,171
Building under finance lease	8,059	6,276
Construction in-progress	3,533	3,386
Computer equipment	9,185	9,177
Furniture, fixtures and other equipment	3,777	3,777
Total property and equipment	156,039	152,987
Less: accumulated depreciation and amortization	(106,531)	(101,460)
Property and equipment, net	$49,508	$51,527
For the three months ended March 31, 2023 and 2022, depreciation and amortization expense was $5.1 million and $5.8 million, respectively. This included software amortization expense of $1.0 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively. For intangible amortization, see Note 17, “Goodwill and Intangible Assets.” The Company identified indicators of impairment specifically with the modification of the sublease agreement, see Note 9, “Leases.” As a result, the Company recorded a $1.6 million impairment charge within impairment loss in the Company’s condensed consolidated statements of operations and comprehensive loss for the quarter ended March 31, 2023, of which $0.8 million was allocated to the building under finance lease associated with the sublease.
Depreciation and amortization expense is included within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2023	2022
Cost of services	$589	$2,816
Research and development	852	1,849
Selling and marketing	2	1
General and administrative	3,687	1,137
Total depreciation and amortization expenses	$5,130	$5,803

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

7. Related Party Transactions
Related party revenues
Related party revenues primarily include diagnostic testing revenues generated by GeneDx from BioReference Laboratories, Inc. (“BRLI”), which is a subsidiary of OPKO. The prices charged represent market rates. Revenue recorded from this contract was $0.7 million and $0 for the three months ended March 31, 2023 and 2022, respectively.
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
Expenses recognized pursuant to service arrangements with ISMMS, including certain sub-lease arrangements the Company has through ISMMS, totaled $1.9 million for the three months ended March 31, 2023 and 2022. These amounts include certain lease expenses the Company incurs and pay to ISMMS for certain sub-lease arrangements. They are included in either cost of services or related party expenses in the condensed consolidated statements of operations and comprehensive loss depending on the particular activity to which the costs relate. Payables due to ISMMS for the other service arrangements were $3.1 million and $2.4 million as of March 31, 2023 and December 31, 2022, respectively, these amounts include unpaid lease payments the Company accrued for. The payments to be made to ISMMS and are included within due to related parties on the Company’s condensed consolidated balance sheets.
Additionally, the Company has purchased $0.5 million of diagnostic testing kits and materials and less than $0.1 million was recorded in cost of services for the three months ended March 31, 2023 from an affiliate of a member of the Board of Directors who has served in the role since July 2021. The prices paid represent market rates. Payables due were $0.4 million as of March 31, 2023 and December 31, 2022.
Legacy GeneDx and OPKO entered into a Transition Services Agreement dated as of April 29, 2022 (the “OPKO TSA”) pursuant to which OPKO has agreed to provide, at cost, certain services in support of the Acquisition of the Legacy GeneDx business through December 31, 2022, subject to certain limited exceptions, in order to facilitate the transactions contemplated by the Acquisition Merger Agreement, including human resources, information technology support, and finance and accounting. The Company recorded $0.8 million for the three months ended March 31, 2023 related to the agreement. As of March 31, 2023 there were $0.6 million unpaid costs and at December 31, 2022 $0.4 million was unpaid and included in due to related parties in condensed consolidated balance sheets.
During the three months ended March 31, 2023, the Company recorded a reduction of $1.3 million receivables from OPKO related to the Acquisition closing working capital adjustment that was previously recorded as of December 31, 2022. The amount was presented as other current assets in condensed consolidated balance sheets as of December 31, 2022.
Total related party costs are included within cost of services and related party expenses in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2023	2022
Cost of services	$815	$1,056
Related party expenses	1,747	1,284
Total related party costs	$2,562	$2,340

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
8. Long-Term Debt
Loan and Security Agreement (the “SVB Agreement”)

On November 15, 2021, the Company and Sema4 OpCo, Inc. (together, the “Borrower”) entered into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank (“SVB”). The SVB Agreement provides for a revolving credit facility (the “Revolver”) up to an aggregate principal amount of $125.0 million, including a sublimit of $20.0 million for Letters of Credit (as such terms are defined in the SVB Agreement). The outstanding principal amount of any Advance (as such term is defined in the SVB Agreement) will bear interest at a floating rate per annum equal to the greater of (1) 4.00% and (2) the Prime Rate plus the Prime Rate Margin. The Revolver will mature on November 15, 2024. In connection with entering into the SVB agreement, the Company paid $0.5 million in debt issuance costs during 2021. The Company will pay an additional $0.5 million in fees to SVB at each anniversary of the SVB Agreement date for a total of $1.0 million and these fees are recorded in other current liabilities and other liabilities in the condensed consolidated balance sheets as of March 31, 2023. These costs are capitalized and amortized on a straight-line basis over the contractual term. Any unused fees charged on the Revolver is expensed as incurred.

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

The SVB Agreement also includes customary events of default, including failure to pay principal, interest or certain other amounts when due, material inaccuracy of representations and warranties, violation of covenants, certain bankruptcy and insolvency events, certain undischarged judgments, material invalidity of guarantees or grant of security interest, material adverse change, and involuntary delisting from the Nasdaq Stock Market, in certain cases subject to certain thresholds and grace periods. If one or more events of default occurs and continues beyond any applicable cure period, SVB may, without notice or demand to the Borrower, terminate its commitment to make further loans and declare all of the obligations of the Borrowers under the SVB Agreement to be immediately due and payable. The Company was in compliance with all covenants as of March 31, 2023.
On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 14, 2023, Silicon Valley Bridge Bank, N.A., a new bank that is regulated by the Office of the Comptroller of the Currency, announced that it had assumed all loan positions, including as lender, issuing bank, administrative and any other function that was formerly performed by SVB, and that all commitments to advance under existing credit agreements will be honored in accordance with and pursuant to the terms thereof. On March 27, 2023, First Citizens BancShares, Inc. purchased all of the assets and liabilities of Silicon Valley Bridge Bank, N.A. from the FDIC.
No amounts had been drawn under the SVB Agreement as of March 31, 2023.
2016 Funding Commitment
In June 2017, ISMMS assigned a loan funding commitment from the Connecticut Department of Economic and Community Development (“DECD”) to the Company (as amended, the “DECD Loan Agreement”), to support the Genetic Sequencing Laboratory Project in Branford, Connecticut, with funding based on the achievement of certain project development phases. The DECD Loan Agreement, provides for a total loan commitment of $15.5 million at a fixed annual

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
interest rate of 2.0% for a term of 10 years. The Company is required to make interest-only payments through July 2023 and principal and interest payments commencing in August 2023. The final payment of principal and interest is due in July 2028. However, under the terms of the DECD Loan Agreement, the DECD may grant partial principal loan forgiveness of up to $12.3 million in the aggregate. Such forgiveness is contingent upon the Company achieving job creation and retention milestones and $4.5 million has been forgiven as of March 31, 2023. This commitment is collateralized by providing a security interest in certain machinery and equipment the Company acquired from ISMMS, as defined in a separate security agreement.
In January 2023, the Company amended the DECD Loan Agreement, which resulted in the Company agreeing to pay $2.0 million in principal, obtaining $2.8 million in debt forgiveness for achieving its Phase 2 job milestone, and agreeing to two new forgiveness milestone targets for its Phase 3 job milestone (eligible for $2 million in forgiveness) and the final phase job milestone (eligible for $1 million in forgiveness) (the “2022 Amended DECD Loan Agreement”). Upon execution of this amendment in January 2023, the Company paid the $2.0 million in principal and received $2.75 million in debt forgiveness, both of which were classified as current liabilities as of December 31, 2022 and the Company recognized the debt forgiveness as other income in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023. The terms of the 2022 Amended DECD Loan Agreement require the Company to make interest-only payments through July 2024 and principal and interest payments commencing in August 2024 through July 2029 at the same fixed annual interest rate of 2.0%.
The outstanding loan balance from the DECD Loan Agreement was $6.3 million as of March 31, 2023.
Maturities of Long-Term Debt
As of March 31, 2023, long-term debt matures as follows (in thousands):

2023 (remainder of year)	$—
2024	497
2025	1,211
2026	1,234
2027	1,260
Thereafter	2,048
Total maturities of long-term debt	6,250
Less: current portion of long-term debt	—
Total long-term debt, net of current maturities	$6,250
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
Operating Leases
The Company's operating lease arrangements are principally for office space and laboratory facilities. The Company’s headquarter lease was initially entered into via sub-lease agreements with ISMMS and a third party and will expire in 2034. The Company also entered into a separate lease with a third party for space in the same building as its headquarters and that lease expires in 2029. The agreements include escalating rent and rent-free period provisions. Pursuant to the terms of the lease agreement, the Company was required to have issued an irrevocable standby letter of credit to the lessor for $0.9

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
million, which was included in restricted cash in the condensed consolidated balance sheets as of March 31, 2023 and consolidated balance sheets as of December 31, 2022.
In April 2019, the Company entered into a sublease agreement with ISMMS as a sublessee to the ISMMS agreement to the lessor to rent a building to be used for office and laboratory facility (the “Stamford Lease”) for a base term of 325 months, expiring in October 2046. The Company has the option to renew the lease at the end of the initial base term for either one period of 10 years, or two periods of 5 years. There is also an early termination option in which ISMMS may cancel the lease after the 196th month with cancellation fees. At inception of the Stamford Lease, the value of the land was determined to be more than 25% of the total value and therefore the building is accounted for as a finance lease and the land as an operating lease.
In January 2020, the Company entered into a lease agreement which expanded the Company’s existing laboratory facility in Branford, Connecticut. The lease commenced in February 2020 with a 10-year term. The lease includes escalating rent fees over the lease term.
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
In March 2023, the Company entered into an agreement with ISMMS to use its commercially reasonable efforts to exercise the early termination option existing in the lease agreement between ISMMS and the lessor. This triggered lease modification accounting to shorten the total lease term, from a total of 23 years remaining to an estimated 13 years remaining, as the Company intends to request the exercise of this option available. The Company is required to make a payment of $8.4 million as an early termination fee if they choose to exercise this option. This modification resulted in an increase in the operating lease liability by $2.0 million and an increase in the finance lease liability by $2.6 million, respectively, as of March 31, 2023, due to reassessment and reapplication of the incremental borrowing rate as of the lease modification date. The Company identified indicators of impairment specifically with the modification of the sublease agreement. As a result, the Company recorded a $1.6 million impairment charge within impairment loss in the Company’s condensed consolidated statements of operations and comprehensive loss for the quarter ended March 31, 2023, of which $0.8 million was allocated to the right-of-use asset associated with the sublease.
Finance Leases
The Company enters into various finance lease agreements to obtain laboratory equipment that contain bargain purchase commitments at the end of the lease term. The leases are secured by the underlying equipment. As discussed above, the Company also leases a building used for office and laboratory space in which the building is accounted for as a finance lease and the land is as an operating lease. The interest rate initially used for the Stamford Lease was 13.1%, which was modified to 8.5% upon the lease modification explained above. The revised rate was used to measure the operating and finance lease liability.
The tables below present financial information associated with the Company’s leases (in thousands).

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

	Classification	March 31, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$33,235	$32,758
Finance lease assets	Property and Equipment, net	9,668	8,604
Total lease assets		$42,903	$41,362

Liabilities
Current
Operating	Short-term lease liabilities	2,349	$2,409
Finance	Short-term lease liabilities	2,850	3,712
Non-current
Operating	Long-term lease liabilities	45,816	$44,468
Finance	Long-term lease liabilities	18,067	15,545
Total lease liabilities		$69,082	$66,134

Lease cost	Three months ended March 31, 2023	Three months ended March 31, 2022
Operating lease cost
Operating lease cost	$1,735	$1,380
Short-term lease cost	203	169
Variable lease cost	264	127
Total operating lease cost	$2,202	$1,676

Finance lease cost
Depreciation and amortization of leased assets	$775	$912
Interest on lease liabilities	544	552
Total finance lease cost	$1,319	$1,464
Total lease cost	$3,521	$3,140

Future minimum lease payments under non-cancellable leases as of March 31, 2023 are as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
2023 (remainder of the year)	$3,005	$760	$3,765
2024	5,529	4,117	9,646
2025	5,960	2,511	8,471
2026	6,110	2,031	8,141
2027	6,259	2,045	8,304
Thereafter	43,794	25,135	68,929
Total	$70,657	$36,599	$107,256
Less: imputed interest	$(22,492)	$(15,682)	$(38,174)
Present value of lease liabilities	$48,165	$20,917	$69,082
Other information related to leases as of and for the three months ended March 31, 2023 are as follows:

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023
Weighted-average remaining lease term (years)
Operating leases	10.7
Finance leases	11.5

Weighted-average discount rate
Operating leases	6.3%
Finance leases	10.8%

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$346
Operating cash flows from finance leases	$146
Financing cash flows from finance lease	$1,046
10. Commitments and Contingencies
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments primarily related to material and service agreements, laboratory supplies and software. As of March 31, 2023, the Company’s total future payments under noncancellable unconditional purchase commitments having a remaining term of over one year were $3.4 million. The Company enters into contracts with suppliers to purchase materials needed for diagnostic testing. These contracts generally do not require multiple-year purchase commitments.
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
Except as described below, the Company was not a party to any material legal proceedings as of March 31, 2023, nor is it a party to any material legal proceedings as of the date of issuance of these unaudited condensed consolidated financial statements.
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

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The 2017 Plan was terminated in connection with the adoption of the Company's 2021 Equity Incentive Plan (the “2021 Plan”). Any awards granted under the 2017 Plan that remained outstanding as of the Closing Date and were converted into awards with respect to the Company’s Class A common stock in connection with the consummation of the Business Combination continue to be subject to the terms of the 2017 Plan and applicable award agreements, except for a modification of the repurchase provision, which is discussed further below.
On July 22, 2021, in connection with the Business Combination, the 2021 Plan became effective and 991,970 authorized shares of Class A common stock were reserved for issuance thereunder. The 2021 Plan is administered by the Compensation Committee of the Company’s Board of Directors, including determination of the vesting, exercisability and payment of the awards to be granted under the 2021 Plan. No awards granted under the 2021 Plan are exercisable after 10 years from the date of grant, and the awards granted under the 2021 Plan generally vest over a four-year period on a graded vesting basis.
On April 14, 2023, the stockholders of the Company approved an amendment and restatement to the 2021 Plan to increase the aggregate number of shares of the Company’s Class A common stock authorized for issuance under the 2021 Plan by 787,879 shares and implement certain other clarifying changes.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) became effective in connection with the Business Combination. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. On each January 1 of each of 2022 through 2031, the aggregate number of shares of Class A common stock reserved for issuance under the 2021 Plan may be increased automatically by the number of shares equal to one percent (1%) of the total number of shares of all classes of common stock issued and outstanding immediately preceding December 31. The Company did not make any grants of purchase rights under the 2021 ESPP during the quarter ended March 31, 2023. A total of 336,816 shares of Class A common stock have been reserved for future issuance under the 2021 ESPP.
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

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following summarizes the stock option activity during the quarter ended March 31, 2023:

	Stock Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2022	798,873	$49.83
Options granted	—	—
Options exercised	(50,444)	5.05
Options forfeited or canceled	(38,829)	66.12
Balance at March 31, 2023	709,600	$52.09
Options exercisable at March 31, 2023	395,403	$38.04
As of March 31, 2023, unrecognized stock-based compensation cost related to the unvested portion of the Company’s stock options was $8.8 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 1.7 years.
There were no stock options awarded during the three month period ended March 31, 2023. The fair value of the stock option awards for the period ended March 31, 2022 were estimated using the Black-Scholes option pricing model with the following assumptions:

Three months ended March 31, 2022

Expected volatility	65.20% - 67.60%
Expected term (in years)	5.48-6.06
Risk-free interest rate	1.65%-1.70%
Dividend yield	—
Fair value of Class A common stock	$108.57-$113.85
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

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
vest over a four year vesting period from the grant date, however, certain grants include vesting term that begins vesting 12 months from the grant date. The following table summarizes the activity related to the Company's time-based RSUs:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Balance at December 31, 2022	855,061	$77.88
Restricted Stock Units granted	560,725	$10.78
Restricted Stock Units vested	(54,175)	$102.45
Restricted Stock Units forfeited	(97,621)	$138.91
Balance at March 31, 2023	1,263,990	$41.56
Additionally, the Company issued 18,794 RSUs subject to both service and performance based vesting conditions to the Executive Chairman of the Company. The grant date was established during the first quarter period and vesting of the RSUs will be based on the achievement of performance goals established for calendar year 2023.
Earn-out RSUs
The grant date fair value determined for Triggering Event I, II and III was $60.06, $45.87 and $31.02 per unit, respectively. Any re-allocated RSUs due to the Legacy Sema4 option holders’ forfeiture activities during the three months ended March 31, 2023 were accounted for as new grants and the fair value determined for Triggering Event I, II and III was $0.00, $0.00 and $0.00 per unit, respectively. Based on the grant date fair value, the Company recorded a reversal of stock-based compensation of $0.8 million due to the Legacy Sema4 option holders’ forfeiture activities. The Company recognizes the stock-compensation cost over the longer of the derived service period or service period.
Stock Appreciation Rights (SAR) Activity
The Company historically granted SAR to one employee and one consultant with exercise condition of a liquidation event. As a result of the Business Combination, settlement of the outstanding vested SARs in exchange for a cash payment and to cancel the outstanding unvested SARs was agreed upon and an expense of $3.8 million related to the vested SAR was recognized by the Company. There were no outstanding SARs as of March 31, 2023.
During the three months ended March 31, 2023, the Company recorded a reversal of stock-based compensation of $8.1 million due to forfeiture activities upon employee terminations. Stock-based compensation expense for all awards granted and outstanding is included within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2023	2022
Cost of services	$(1,666)	$1,381
Research and development	943	4,341
Selling and marketing	63	2,825
General and administrative	708	9,012
Total stock-based compensation expense	$48	$17,559

12. Income Taxes
Income tax benefit for the three months ended March 31, 2023 and 2022 was $0.1 million and zero, respectively. Income taxes for these periods are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events should they occur. The Company’s estimated annual effective tax rate was 0.30% for the three months ended March 31, 2023.
The difference between the Company’s effective tax rates in 2022 and 2021 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
13. Net Income (loss) per Share
Basic and diluted loss per share attributable to common stockholders was calculated as follows (amounts in thousands, except for share and per share amounts):

	Three months ended March 31,
	2023	2022
Numerator:
Net (loss) income attributable to common stockholders	$(60,989)	$(76,896)
Denominator:
Denominator for basic and diluted earnings per share-weighted-average common shares	20,061,945	7,405,113
Basic and diluted earnings (loss) income per share	$(3.04)	$(10.38)
As a result of the Reverse Stock Split, the Company has retroactively adjusted the weighted-average number of shares of common stock outstanding prior to the Reverse Stock Split by a ratio of 1-for-33 to determine the number of shares of common stock into which they converted.
The following tables summarize the outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been anti-dilutive:

	As of March 31,
	2023	2022
Outstanding options and RSUs to purchase Class A common stock	1,973,590	1,242,790
Outstanding warrants	666,515	666,515
Outstanding earn-out shares	554,799	503,367
Outstanding earn-out RSUs	21,613	73,045
Total	3,216,517	2,485,717

14. Restructuring Costs
During the three months ended March 31, 2023, the Company’s strategic realignment was completed by exiting its reproductive and women’s health testing business, which included carrier screening, noninvasive prenatal, and other ancillary reproductive testing offerings. The Company ceased accepting samples for these tests on December 14, 2022 and notified its customers impacted by the decision immediately. As a result, the Company eliminated approximately 500 positions, and ceased operations at its Stamford, CT laboratory. When combined with the Company’s prior reductions in

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
workforce during 2022, the exit resulted in the elimination of approximately 32.5% of the Company’s workforce as of March 31, 2023.
The table below provides certain information concerning restructuring activity during the three months ended March 31, 2023:

	Reserve Balance at December 31, 2022	Charged to Costs and Expenses	Payments and Other	Reserve Balance at March 31, 2023
Severance	$4,770	$308	$(3,700)	$1,378
Others	$253	$18	$(254)	$17
Total	5,023	$326	$(3,954)	$1,395
The Company may incur additional expenses not currently contemplated due to events associated with the reduction in workforce. The charges that the Company expects to incur in connection with the reduction in workforce are estimates and subject to a number of assumptions, and actual results may differ materially.

15. Supplemental Financial Information
Accounts payable and accrued expenses consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022

Accounts payable	$36,918	$46,017
Accrued purchases	27,570	20,314
Reserves for refunds to insurance carriers (1)	5,000	17,001
Other	401	1,546
Total	$69,889	$84,878
Other current liabilities consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2022

Accrued bonus	$3,571	$8,429
Accrued payroll	754	3,905
Accrued benefits	4,104	1,529
Accrued commissions	958	1,656
Accrued severance	1,378	4,770
Current portion of long-term debt	—	4,750
Indemnification liabilities	12,144	13,470
Current portion of the contingent consideration liabilities	8,449	6,019
Other	8,271	5,177
Total	$39,629	$49,705

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
16. Segment Reporting
The Company’s business is aligned with how the chief operating decision maker (“CODM”) reviews performance and makes decisions in managing the Company. As of March 31, 2023, the Company has identified two reportable segments: (i) GeneDx inclusive of Legacy GeneDx and Legacy Sema4 data revenues and associated costs and (ii) Legacy Sema4 diagnostics. The GeneDx segment primarily provides pediatric and rare disease diagnostics with a focus on whole exome and genome sequencing and, to a lesser extent data and information services. The Legacy Sema4 diagnostics segment provided reproductive and women’s health and somatic oncology diagnostic testing and screening products. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. The CODM evaluates segment performance based on revenue and adjusted gross margin. Prior to the Acquisition, the Company had one segment which is characterized as “Legacy Sema4” in the table below. Prior to the date of the Acquisition, consolidated results were the same as the results of this segment and therefore the results for the first quarter of 2022 has not been presented below.

(in thousands)	GeneDx	Legacy Sema4	Total
Three Months Ended March 31, 2023:
Revenue	$40,693	$2,446	$43,139
Adjusted cost of services	26,826	2,080	28,906
Adjusted gross margin (loss)	13,867	366	14,233

Reconciliations:
Depreciation and amortization	476	113	589
Stock-based compensation	305	(1,971)	(1,666)
Restructuring charges	43	31	74
Gross margin (loss)	13,043	2,193	15,236
The following table summarizes the Company’s disaggregated revenue (in thousands):

	Three Months Ended March 31, 2023
	GeneDx	Legacy Sema4	Consolidated
Diagnostic test revenue:
Patients with third-party insurance	$22,878	$2,451	$25,329
Institutional customers	16,060	—	$16,060
Self-pay patients	466	(5)	461
Total diagnostic test revenue	39,404	2,446	41,850
Other revenue	1,289	—	1,289
Total	$40,693	$2,446	$43,139
Management manages assets on a total company basis, not by reporting segment. The CODM does not regularly review any asset information by reporting segment and, accordingly, the Company does not report asset information by reporting segment.
17. Goodwill and Intangible Assets
As discussed in Note 3, Business Combinations, upon the Acquisition of Legacy GeneDx in April 2022, the Company recorded initial goodwill of $185.9 million through its preliminary purchase allocation. The purchase price allocation for acquired businesses may be modified for up to one year from the date of acquisition if additional facts or circumstances

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
lead to changes in the Company’s preliminary purchase accounting estimates. The Company is substantially complete with measurement period adjustments as of March 31, 2023.
The changes in the carrying amounts of goodwill were as follows (in thousands):

March 31, 2023
Balance as of December 31, 2022	$—
Additions	—
Measurement period adjustments	478
Impairment charges	(478)
Balance as of March 31, 2023	$—
The following table reflects the fair values and remaining useful lives of the acquired intangible assets identified based on the Company’s preliminary purchase accounting assessments as of March 31, 2023 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period (in years)
Tradenames and trademarks	$50,000	$2,864	$47,136	15.1
Developed technology	48,000	5,500	42,500	7.1
Customer relationships	98,000	4,492	93,508	19.1
	$196,000	$12,856	$183,144
Amortization expense for tradenames and trademarks and developed technology of $2.3 million was recorded in general and administrative for the three months ended March 31, 2023 within the condensed consolidated statements of operations and comprehensive loss. Amortization expense for customer relationships of $1.2 million was recorded in selling and marketing for the three months ended March 31, 2023 within the condensed consolidated statements of operations and comprehensive loss.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of March 31, 2023 (in thousands):

2023 (remainder of the year)	$10,519
2024	14,025
2025	14,025
2026	14,025
2027	14,025
Thereafter	116,525
Total estimated future amortization expense	$183,144
18. Subsequent Events
Reverse Stock Split
The stockholders of the Company approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended (the “Charter”), to effect a reverse stock split of the issued and outstanding shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), at a ratio ranging from 1-for-10 and 1-for-50, with the exact ratio to be set within that range by the Company’s board of directors (the “Board”). On April 24, 2023, the Board approved the reverse stock split at a ratio of 1-for-33. On April 28, 2023, the Company filed a

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Certificate of Amendment (the “Reverse Stock Split Certificate of Amendment”) to the Charter with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, effective as of May 4, 2023.
As a result of the Reverse Stock Split, every 33 shares of Class A Common Stock were automatically reclassified and converted into one issued and outstanding share of Class A Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share. The par value of Class A common Stock remained unchanged at $0.0001 per share.
Closing of Additional Shares in Registered Direct Offering
On April 17, 2023, following the Company’s receipt of stockholder approval for the issuance, the Company issued the remaining 676,868 shares of the Company’s Class A common stock to Corvex Select Equity Master Fund LP, Corvex Master Fund LP and Corvex Dynamic Equity Select Master Fund LP in its previously announced registered direct offering for gross proceeds of approximately $7.6 million.
First Milestone Payment in Connection With the Acquisition
On April 14, 2023, as a result of the first Milestone Payment becoming due and payable in full, the Company issued 701,460 shares of the Company’s Class A common stock to OPKO pursuant to the Acquisition Merger Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements for the year ended December 31, 2022 and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from the results described in or implied by the forward-looking statements. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from these forward-looking statements.
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

Business Combination

On July 22, 2021, Legacy Sema4 completed the Business Combination with CMLS, received net cash proceeds of $510 million, and CMLS changed its name to “Sema4 Holdings Corp.” The Business Combination was accounted for as a reverse recapitalization with Legacy Sema4 as the accounting acquirer and CMLS as the acquired company for accounting purposes.

Legacy GeneDx

Legacy GeneDx was founded in 2000 by scientists from the National Institutes of Health and, prior to the Acquisition by the Company, was a wholly-owned subsidiary of OPKO Health, Inc. (“OPKO”). Legacy GeneDx derived its revenue primarily from diagnostic testing services, including revenue related to exome sequencing and whole genome sequencing.

Acquisition

On April 29, 2022, Sema4 Holdings acquired Legacy GeneDx from OPKO for an upfront payment of $150 million in cash, and 2.4 million shares of Class A common stock, subject to adjustment, with up to an additional $150 million revenue-based milestones (payable in cash or up to 935,280 shares of Class A common stock at our discretion). Our results of operations include the results of operations of Legacy GeneDx from the date of acquisition. For more information, see “—Acquisition of Legacy GeneDx” below.

New Strategic Direction for GeneDx and Legacy Sema4 Business Exits

On August 11, 2022, our board of directors approved a restructuring plan that contemplated exiting Legacy Sema4’s somatic tumor testing services and the closing of the laboratory in Branford, CT, which we both completed as of December 31, 2022. In connection with the plan, we also eliminated approximately 250 positions.

On November 14, 2022, we announced our plan to pursue a new strategic direction focused on our exome and whole genome sequencing business coupled with our Centrellis data platform. As part of our strategic realignment, on November 11, 2022, our board of directors approved our exit from Legacy Sema4’s reproductive and women’s health testing business, which includes carrier screening, noninvasive prenatal, and other ancillary reproductive testing offerings. We exited the operations of the reproductive and women’s health testing services during the first quarter of 2023. As a result of this business exit, we eliminated approximately 500 positions, and ceased operations at the Stamford, CT laboratory. The combined reductions in workforce eliminated approximately 32.5% of our workforce in 2022. Our go-forward testing services have been consolidated and are performed out of our Gaithersburg, MD laboratory, which was primarily used for our pediatric and rare disease testing services.

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
During the three months ended March 31, 2023, we resulted 52,778 tests, of which all were processed by the Legacy GeneDx laboratory compared to the period ended March 31, 2022, in which we resulted approximately 151,264 tests in Legacy Sema4 laboratories. The volume decreased from 2022 to 2023 can be primarily attributed to the Company’s choice to terminate its Legacy Sema4 reproductive health and somatic oncology testing activities in 2022.This was partially compensated by the addition of volumes from Legacy GeneDx’s laboratory subsequent to the Acquisition’s closure, as elaborated below.

Acquisition of Legacy GeneDx
In January 2022, we and our wholly-owned subsidiaries, Orion Merger Sub I, Inc. (“Merger Sub I”) and Orion Merger Sub II, LLC (“Merger Sub II”) entered into an Agreement and Plan of Merger and Reorganization (as amended, the “Acquisition Merger Agreement”), with GeneDx, Inc., a New Jersey corporation (“Legacy GeneDx”) and a wholly-owned subsidiary of OPKO, GeneDx Holding 2, Inc. (“Holdco”), and OPKO to acquire 100% of Legacy GeneDx (the “Acquisition”). Subject to the terms and conditions of the Acquisition Merger Agreement, we agreed to pay consideration to OPKO for the Acquisition of (i) $150 million in cash at the closing of the Acquisition, subject to certain adjustments as provided in the Acquisition Merger Agreement, (ii) 2.4 million shares of our Class A common stock to be issued at the closing of the Acquisition and (iii) up to $150 million payable following the closing of the Acquisition, if certain revenue-based milestones were achieved for each of the fiscal years ending December 31, 2022 and December 31, 2023. These milestone payments, if and to the extent earned under the terms of the Acquisition Merger Agreement, will be satisfied through the payment and/or issuance of a combination of cash and/or shares of our Class A common stock (valued at a fixed $160.38 per share, subject to adjustment for stock splits and similar changes), with such mix to be determined in our sole discretion as described below under "—Recent Developments,” the first milestone payment of $112.5 million became due and resulted in the issuance of 701,460 shares of our Class A common stock on April 14, 2023.
The Acquisition closed on April 29, 2022. Our net loss for the three months ended March 31, 2023 includes the results of operations of Legacy GeneDx from the date of acquisition.
Concurrently with the execution of the Acquisition Merger Agreement, we entered into subscription agreements with certain institutional investors, pursuant to, and on the terms and subject to the conditions of which, these investors collectively subscribed for 1.5 million shares of our Class A common stock for an aggregate purchase price equal to $200 million (the “Acquisition PIPE Investment”). The Acquisition PIPE Investment was consummated substantially concurrently with the closing of the Acquisition.
Russia and Ukraine Conflict
During the first quarter of 2022, Russia commenced a military invasion of Ukraine, and the ensuing conflict has created disruption in the region and around the world. We continue to utilize Ukraine-based contractors as of March 31, 2023. To date, this has not had a material effect on our operations, and we have taken additional measures in securing and monitoring data and remote access.
We continue to closely monitor the ongoing conflict and related sanctions, which could impact our business, financial results and results of operations in the future.
Recent Developments
On April 14, 2023, as a result of the first milestone payment becoming due and payable in full, we issued 701,460 shares of our Class A common stock to OPKO pursuant to the Acquisition Merger Agreement.
On April 17, 2023, following our receipt of stockholder approval for the issuance, we issued the remaining 676,868 shares of our Class A common stock to Corvex Select Equity Master Fund LP, Corvex Master Fund LP and Corvex Dynamic Equity Select Master Fund LP in our previously announced registered direct offering for gross proceeds of approximately $7.6 million.
On May 4, 2023, we effected the Reverse Stock Split of our Class A common stock at a ratio of 1-for-33.
Components of Results of Operations
Revenue
During the periods discussed below, we derived the majority of our revenue from genetic and genomic diagnostic testing services. We recognized revenue from collaboration service agreements with biopharma companies and other third parties pursuant to which we provide health information and patient identification support services. The Legacy GeneDx business provided genetic and genomic diagnostic testing related to pediatrics, rare disease and hereditary cancer screening. The Legacy Sema4 diagnostics business provided reproductive and women’s health testing and screening, as well as somatic tumor testing. As discussed above, we discontinued Legacy Sema4’s COVID-19 testing services as of March 31, 2022 and no longer provide such testing services. We also discontinued Legacy Sema4’s somatic tumor profiling business and substantially discontinued the operations of Legacy Sema4’s reproductive and women’s health testing services as of December 31, 2022.
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
Other Revenue
We generate revenue from health information and patient identification support services under both short-term and long-term project-based collaboration and service agreements with third parties. Certain of these contracts provide non-

refundable payments, which we record as contract liabilities, and variable payments based upon the achievement of certain milestones during the contract term.
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

Selling and Marketing Expenses
Selling and marketing expenses primarily consist of personnel-related expenses (comprising salaries and benefits) and stock-based compensation for employees performing commercial sales, account management, marketing, and allocation of genetic counseling services for GeneDx. Allocated genetic counseling service cost for Legacy Sema4 is recorded as general and administrative expenses as the activities are not expected to support selling and marketing expenses of Legacy Sema4. Selling and marketing costs are expensed as incurred.

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
Related Party Expenses
Related party expenses consist of amounts due to ISMMS for expenses under various service agreements. Additional information can be found in the audited financial statements in Note 7, “Related Party Transactions” included within our Annual Report on Form 10-K for the year ended December 31, 2022, and our unaudited condensed consolidated financial statements in Note 7, “Related Party Transactions” included within this Quarterly Report.
We generally expect related party expenses to decrease as we establish our own internal and external resources to fulfill the administrative and other services we have historically procured from ISMMS and due to the expiration of the OPKO Transition Services Agreement related to the acquisition of the Legacy GeneDx business at the end of the first quarter of 2023.
Interest Income
Interest income consists of interest earned on money market funds.
Interest Expense
Interest expense consists of interest costs incurred related to our finance leases and our long-term debt arrangements, including unused line fee and the amortization of deferred transaction costs related to the loan and security agreement entered into with Silicon Valley Bank, now a division of First Citizens BancShares, Inc. that provides a $125 million revolving credit facility described elsewhere in this report. No amounts have been drawn under the revolving credit facility as of March 31, 2023.
Other Income
Other income consists primarily of the loan forgiveness as discussed in our unaudited condensed consolidated financial statements in Note 8 “Long-Term Debt” included within this Quarterly Report. We recognized $2.8 million of principal forgiven in the DECD loan during the three months ended March 31, 2023.

Comparison of the three months ended March 31, 2023 and 2022
The following table sets forth our results of operations for the periods presented:

	Three months ended March 31,
	2023	2022
	(in thousands)
Revenue
Diagnostic test revenue	$41,850	$52,495
Other revenue	1,289	1,446
Total revenue	43,139	53,941
Cost of services	27,903	48,316
Gross profit	15,236	5,625
Research and development	14,592	21,315
Selling and marketing	13,452	25,629
General and administrative	43,689	46,702
Related party expenses	1,747	1,284
Impairment loss	2,120	—
Loss from operations	(60,364)	(89,305)

Other income (expense), net:
Change in fair market value of warrant and earn-out contingent liabilities	(3,453)	13,190
Interest income	732	27
Interest expense	(767)	(808)
Other income	2,716	—
Total other (expense) income, net	(772)	12,409
Loss before income taxes	(61,136)	(76,896)
Income tax benefit	147	—
Net loss and comprehensive loss	$(60,989)	$(76,896)
Revenue

			Change
	Three months ended March 31,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Diagnostic test revenue	$41,850	$52,495	$(10,645)	(20)%
Other revenue	1,289	1,446	(157)	(11)%
Total revenue	$43,139	$53,941	$(10,802)	(20)%

Total revenue decreased by $10.8 million, or 20%, to $43.1 million for the three months ended March 31, 2023, from $53.9 million for the three months ended March 31, 2022.
Diagnostic test revenue period over period overall decreased by $10.6 million, or 20%, to $41.9 million for the three months ended March 31, 2023, from $52.5 million for the three months ended March 31, 2022. The decrease was primarily attributable to the Company’s decision to discontinue the Legacy Sema4 reproductive health and somatic oncology testing activities in 2022, which was partially offset by the inclusion of revenue from Legacy GeneDx following the closing of the Acquisition in April 2022.

Other revenue decreased by a nominal amount from the three months ended March 31, 2022 to the three months ended March 31, 2023.

Cost of Services

			Change
	Three months ended March 31,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Cost of services	$27,903	$48,316	$(20,413)	(42)%
Cost of services decreased by $20.4 million, or 42%, to $27.9 million for the three months ended March 31, 2023, from $48.3 million for the three months ended March 31, 2022. The decrease was primarily attributable to a $42.0 million decrease in cost of services as a result of the discontinuance of Legacy Sema4’s reproductive health and somatic oncology testing activities, and a $3.0 million decrease in stock-based compensation expense primarily due to the reversal of the expense based on forfeitures of unvested equity awards. This was offset by the inclusion of $24.6 million of Legacy GeneDx’s cost of services following the closing of the Acquisition in April 2022.
Research and Development

			Change
	Three months ended March 31,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Research and development	$14,592	$21,315	$(6,723)	(32)%
Research and development expense decreased by $6.7 million, or 32%, to $14.6 million for the three months ended March 31, 2023, from $21.3 million for the three months ended March 31, 2022. The decrease was primarily attributable to a $7.1 million decrease in Legacy Sema4 research and development costs as a result of restructuring activities announced in 2022 along with a $3.4 million decrease in stock-based compensation. The decrease was partially offset by the inclusion of $3.8 million of Legacy GeneDx research and development costs following the closing of the Acquisition in April 2022.
Selling and Marketing

			Change
	Three months ended March 31,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Selling and marketing	$13,452	$25,629	$(12,177)	(48)%
Selling and marketing expense decreased by $12.2 million, or 48%, to $13.5 million for the three months ended March 31, 2023, from $25.6 million for the three months ended March 31, 2022. The decrease was primarily attributable to the decrease of $26.4 million in selling and marketing costs associated with the discontinuance of Legacy Sema4’s reproductive health and somatic oncology testing activities, as well as $2.8 million decrease in stock-based compensation expense primarily due to the reversal of stock-based compensation expense based on forfeitures of unvested equity awards. This decrease was partially offset by the inclusion of $13.1 million of Legacy GeneDx costs following the closing of the Acuqisition in April 2022.
General and Administrative

			Change
	Three months ended March 31,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
General and administrative	$43,689	$46,702	$(3,013)	(6)%
General and administrative expense decreased by $3.0 million, or 6%, to $43.7 million for the three months ended March 31, 2023, from $46.7 million for the three months ended March 31, 2022. The decrease was primarily attributable to the decrease of $6.8 million in selling and marketing costs associated with the discontinuance of Legacy Sema4’s reproductive health and somatic oncology testing activities, as well as an $8.3 million decrease in stock-based compensation expense primarily due to the reversal of stock-based compensation expense based on forfeitures of unvested equity awards. This decrease was partially offset by the inclusion of $13.2 million of Legacy GeneDx costs following the closing of the Acquisition in April 2022.
Related Party Expenses

			Change
	Three months ended March 31,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Related party expenses	$1,747	$1,284	$463	36%
Related party expenses decreased by $0.5 million, or 36%, to $1.7 million for the three months ended March 31, 2023, from $1.3 million for the three months ended March 31, 2022. The decrease was primarily attributable to a decrease in rent and facility expenses driven by a reduction of office and lab space leased from ISMMS.
Impairment Loss

			Change
	Three months ended March 31,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Impairment loss	$2,120	$—	$2,120	100%
Impairment loss increased by $2.1 million for the three months ended March 31, 2023, from zero for the three months ended March 31, 2022. The increase was due primarily to impairment loss recorded in connection with the lease modification as further described in Note 9, Leases.
Interest Income

			Change
	Three months ended March 31,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Interest income	$732	$27	$705	2611%
Interest income increased by $0.7 million, to $0.7 million for the three months ended March 31, 2023, from a nominal amount for the three months ended March 31, 2022 due to increases in the average cash balances held in our interest-bearing and money market deposit accounts and increases in interest rates.
Interest Expense

			Change
	Three months ended March 31,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Interest expense	$(767)	$(808)	$41	(5)%
Interest expense decreased by a nominal amount from the three months ended March 31, 2022 to March 31, 2023

Other Income (Expense)

			Change
	Three months ended March 31,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Other income	$2,716	$—	$2,716	(100)%
Other income increased by $2.7 million, or 100%, for the three months ended March 31, 2023 mainly due to the principal loan forgiveness under the amendment to the DECD loan.
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

The following is a reconciliation of gross profit to our Adjusted Gross Profit and of our gross margin to Adjusted Gross Margin for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
	(in thousands)
Revenue	$43,139	$53,941
Cost of services	27,903	48,316
Gross Profit	15,236	5,625
Gross Margin	35%	10%
Add:
Depreciation and amortization expense	589	2,816
Stock-based compensation expense	(1,666)	1,381
Restructuring costs (1)	74	106
Adjusted Gross Profit	$14,233	$9,928
Adjusted Gross Margin	33%	18%
__________________
(1)Represents costs incurred for restructuring activities, which include severance packages offered to impacted employees and third party consulting costs incurred in the third quarter of 2022.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for interest expense (income), net, income tax benefit, depreciation and amortization, stock-based compensation expenses, transaction costs, other (income) expense, net, impairment loss, restructuring and business exit related charges, acquisition costs and change in fair market value of warrant and earn-out contingent liabilities. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain factors that may vary from company to company for reasons unrelated to overall operating performance.
The following is a reconciliation of our net loss to Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
	(in thousands)
Net (loss) income	$(60,989)	$(76,896)
Interest expense, net (1)	35	781
Income tax benefit	(147)	—
Depreciation and amortization	8,636	5,803
Stock-based compensation expense	48	17,559
Impairment loss	2,120
Transaction, acquisition and business integration costs (2)	—	4,337
Restructuring costs (3)	702	2,729
Change in fair market value of financial liabilities (4)	3,453	(13,190)
Gain on debt forgiveness	(2,750)	—
Adjusted EBITDA	$(48,892)	$(58,877)
__________________
(1)Represents the total of interest expense related to our finance leases and interest-bearing loans and interest income earned on money market funds. This also includes the unused line fee and amortization of deferred transaction costs related to the loan and security agreement entered into with Silicon Valley Bank.
(2)2022 amounts represent professional service costs incurred in connection with the Legacy GeneDx Acquisition, which include due diligence and legal costs.
(3)Represent costs incurred for restructuring activities, which include severance packages offered to impacted employees and third party consulting costs incurred during the periods presented.
(4)Represents the change in fair market value of the liabilities associated with our public warrants, private placement warrants and the earn-out shares issuable under the terms of the merger agreement for our business combination.

Liquidity and Capital Resources
On April 29, 2022, upon the closing of the Acquisition, we received gross proceeds of $200 million from the issuance of 1.5 million shares of our Class A common stock pursuant to the Acquisition PIPE Investment. The gross proceeds were partially used to pay for the cash consideration of the Acquisition and transaction costs incurred in connection with the Acquisition.

On January 31, 2023, we announced the closing of an underwritten public offering of 9,956,710 shares of our Class A common stock and a concurrent registered direct offering of 2,353,436 shares of our Class A common stock. On April 17, 2023, we issued the remaining 676,868 shares of our Class A common stock in the registered direct offering. The total gross proceeds were approximately $150 million.

Management believes that our cash and cash equivalents provide us with sufficient liquidity for at least twelve months from the filing date of this Quarterly Report.

Accordingly, the condensed consolidated financial statements included in this Quarterly Report have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Nevertheless, we may also seek additional funding in the future through the sale of common or preferred equity or convertible debt securities, the entry into other credit facilities or another form of third-party funding or by seeking other debt financing. For example, we have an effective shelf registration statement that we filed with the SEC in August of 2022, registering $300 million shares of our Class A common stock and other securities. Following the underwritten and registered direct offerings described above, approximately $150 million of securities remained available under this registration statement.
Material Cash Requirements for Known Contractual Obligations and Commitments
The following is a description of commitments for known and reasonably likely cash requirements as of March 31, 2023 and December 31, 2022. We anticipate fulfilling such commitments with our existing cash and cash equivalents, which amounted to $201.9 million and $123.9 million as of March 31, 2023 and December 31, 2022, respectively, or through additional capital raised to finance our operations; see “Liquidity and Capital Resources”.

Our future minimum payments under non-cancellable operating lease agreements were $70.7 million as of March 31, 2023 and $80.1 million as of December 31, 2022. The timing of these future payments, by year, can be found in our audited financial statements in Note 9, “Leases” included within our Annual Report on Form 10-K for the year ended December 31, 2022, and our unaudited condensed consolidated financial statements in Note 9, “Leases,” included within this Quarterly Report, respectively.
Our future payments under finance leases were $36.6 million as of March 31, 2023 and $60.8 million as of December 31, 2022. The timing of these future payments, by year, can be found in our audited financial statements in Note 9, “Leases” included within our Annual Report on Form 10-K for the year ended December 31, 2022, and our unaudited condensed consolidated financial statements in Note 9, “Leases,” included within this Quarterly Report, respectively.
Cash Flows

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(55,560)	$(81,494)
Net cash used in investing activities	(462)	(3,913)
Net cash provided by (used in) financing activities	132,658	(160)
Operating Activities
Net cash used in operating activities during the three months ended March 31, 2023 was $55.6 million, which was primarily attributable to a net loss of $61.0 million, and a change in fair value of the warrant and earn-out liabilities of $3.5 million, partially offset by non-cash depreciation and amortization of $8.6 million, non-cash stock-based compensation expense of $0.1 million, and non-cash lease expense of $0.1 million. The net change in our operating assets and liabilities primarily reflected a $9.7 million decrease in accounts receivable primarily resulting from our decision to discontinue Legacy Sema4 reproductive health and somatic oncology testing activities in 2022, and a $4.2 million decrease in prepaid expenses and other current assets mainly driven by the amortization of insurance policy premiums. Additionally, there was a reduction of $14.5 million in accounts payable and accrued expenses primarily driven by the wind down of the Legacy Sema4 business. $7.8 million decrease in other current liabilities was mainly driven by the payment of 2022 performance bonuses.
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
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2023 was $0.5 million, which was primarily attributable to the $0.5 million related to spend on development of internal-use software assets.
Net cash used in investing activities during the three months ended March 31, 2022 was $3.9 million, which was attributable to $1.4 million in purchases of property and equipment and $2.5 million of costs related to development of internal-use software assets.
Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2023 was $132.7 million, which was primarily driven by the $135.4 million net proceeds from the underwritten public offering and concurrent registered direct offering, net of issuance costs, which was offset partially by the DECD loan payment of $2 million and $1.1 million of finance lease principal payments.
Net cash used in financing activities during the three months ended March 31, 2022 was $0.2 million, which was attributable to $0.9 million of finance lease principal payments which was offset by proceeds of $0.7 million from the exercise of stock options.
Critical Accounting Policies and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our audited consolidated financial statements and notes thereto included within our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Recent Accounting Pronouncements
Additional information on recent accounting pronouncements can be found in the audited financial statements in Note 2, “Summary of Significant Accounting Policies” included within our Annual Report on Form 10-K for the year ended December 31, 2022, and our unaudited condensed consolidated financial statements in Note 2, “Summary of Significant Accounting Policies” included within this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, and restricted cash consists of bank deposits and money market funds, which totaled $214.9 million as of March 31, 2023 and $138.3 million as of December 31, 2022, respectively. Such interest-bearing instruments carry a degree of risk. However, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and restricted cash. The majority of our cash, cash equivalents and restricted cash are uninsured with account balances in excess of the Federal Deposit Insurance Company limits. On March 14, 2023, we announced full access to our capital with nearly 100% of the Company’s cash and cash equivalents held in an institution designated as systematically important financial institutions.
The revolving credit facility under the SVB Agreement includes variable interest rate terms for the outstanding principal amount of any advance. Therefore, changes change in interest rates can impact our interest payments we are obligated to pay. As of March 31, 2023, no amounts had been drawn under the SVB Agreement. Additional information on our long-term debt can be found in our audited financial statements in Note 8, “Long-Term Debt” and our unaudited condensed consolidated financial statements in Note 8, “Long-Term Debt.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 because of the material weaknesses in internal control over financial reporting as of December 31, 2022 that we previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022 has not been fully remediated as of March 31, 2023.

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

As described in more detail in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022, the material weaknesses identified related to the fact that we did not design and maintain accounting policies, procedures and controls to ensure complete, accurate and timely financial reporting in accordance with U.S. GAAP.

Remediation Plan

Our management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weaknesses. The Company has continued to improve its organizational capabilities and continues to implement processes and controls to remediate the material weaknesses. Remediation actions undertaken during 2022 and planned are described in more detail in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that on January 1, 2023 the TSA with OPKO that had been in place since the date of Acquisition related to certain accounting processes and financial systems expired. We are continuing to take steps to remediate the material weaknesses in our internal control over financial reporting, as discussed above.

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
On February 7, 2023, a stockholder commenced a lawsuit in the Delaware Court of Chancery. The suit was brought as a class action on behalf of stockholders of CMLS who did not redeem their shares in connection with the Business Combination. The suit names as defendants all directors of CMLS at the time of the transaction, including directors who continue to serve on the Company’s board of directors, as well as CMLS Holdings LLC, the Former Sponsor. The Company is not named as a defendant. The complaint alleges that the July 2, 2021 proxy statement mailed to CMLS stockholders in connection with the transaction contained false and misleading statements, and purports to assert a claim of breach of fiduciary duty against all individual defendants, and a similar claim against the Former Sponsor and certain individuals for breach of fiduciary duty as control persons. The suit seeks to recover unspecified damages on behalf of the alleged class, among other relief. The Company believes the allegations and claims made in the complaint are without merit The Company is subject to certain claims for advancement and indemnification by the individual defendants in this proceeding.
Item 1A. Risk Factors
You should carefully review and consider the following risk factors and the other information contained in this Quarterly Report on Form 10-Q as well as in our other filings with the SEC before deciding whether to invest in our securities. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, net revenue and future prospects. In such event, the trading price of our securities could decline, and you could lose all or part of your investment. This discussion does not address all of the risks that we face, and we may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein.
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
We perform all of our exome sequencing and whole genome sequencing tests at our production facilities in Gaithersburg, Maryland. Our laboratories and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. Our laboratories may be harmed or rendered inoperable by natural or man-made disasters, including flooding, fire and power outages, or by health epidemics, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog that could develop if our laboratories are inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all potential losses and may not continue to be available to us on acceptable terms, if at all.
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
We have many competitors in different industries. Our current and potential domestic and international competitors range from large and established companies to emerging start-ups in addition to academic and scientific institutions, and public and private research organizations. Some competitors have longer operating histories than our Company in various sectors. They can use their experience and resources in ways that could affect our competitive position, including by making acquisitions, continuing to invest heavily in research and development and in talent, initiating intellectual property claims (whether or not meritorious), and continuing to compete aggressively for our customers and partners in the market for genetic testing and screening, health information and data science products and services. Our competitors may be able to innovate and provide products and services faster than we can or may foresee the need for products and services before we do.
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
Furthermore, in cases where we or our partners have established reimbursement rates with third-party payors, we face additional challenges in complying with their procedural requirements for reimbursement. These requirements often vary from payer to payer and are reassessed by third-party payors on a regular basis, and we have needed additional time and resources to comply with them. We have also experienced, and may continue to experience, delays in or denials of coverage if we do not adequately comply with these requirements. Our third-party payors have also requested, and in the future may request, audits of the amounts paid to us. We have been required to repay certain amounts to payers as a result of such audits, including but not limited to the $42 million settlement regarding certain overpayments to Legacy Sema4 allegedly received from a payor, and may be required to repay other payers for alleged overpayments due to lack of compliance with their reimbursement policies. For more information regarding this matter, see Note 4, “Revenue Recognition” to our unaudited condensed consolidated financial statements included within this Quarterly Report. In addition to potential repayment obligations, failure to comply with payor reimbursement policies could result in government enforcement actions and, potentially, exclusion from certain payor programs, which could have a material adverse effect on our business.
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
We have incurred net losses and negative cash flows from operations since its inception, including net losses of $61.0 million for the three months ended March 31, 2023 and $549.0 million for the year ended December 31, 2022. As of March 31, 2023, we had an accumulated deficit of $1,185.4 million. We expect to continue to generate significant operating losses for the foreseeable future.
We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. For example, we have an effective shelf registration statement that we filed with the SEC in August of 2022, registering $300 million shares of our Class A common stock and other securities. Following the applicable closings of our underwritten offering and concurrent registered direct offering of our Class A common stock in January and April 2023, approximately $150 million of securities remained available under this registration statement.
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
In 2020, we received $5.4 million as part of the stimulus, comprised of $2.6 million received under the PRF and $2.8 million received under the ERC. In 2021, we received an additional $5.6 million under the PRF distribution. Funds provided under the PRF distributions to healthcare providers are not loans and will not be required to be repaid; however, as a condition to receiving these payments, providers must agree to certain terms and conditions and submit sufficient documentation demonstrating that the funds are being used for healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic. Funds provided under the ERC distributions are refundable tax credits for 50% of qualified wages paid to employees during the pandemic. A company is eligible for the ERC (1) its operations have been fully or partially suspended because of COVID-19, or (2) its gross receipts in a calendar quarter in 2020 declined by more than 50% from the same period in 2019. At the time of applying for the ERC, we concluded that the eligibility requirements were met. However, subsequent to the filing of the application, our revenue was revised due to a change in estimate as a result of finalizing our accounting records, which impacted the applicable periods and calculations for determining eligibility and may no longer meet the eligibility requirements. As such, we have deferred the recognition of the funds received under the ERC distribution and recorded the proceeds in other liabilities on the balance sheets as of March 31, 2023 and December 31, 2022.
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
The COVID-19 pandemic, together with related precautionary measures in response to the pandemic, materially disrupted our business during certain periods in 2021. Although our test volumes improved to what would be considered normalized market conditions during 2022 and continued to be so during the three months ended March 31, 2023, the COVID-19 pandemic, or other similar public health emergencies in the future, may disrupt our business in the future and materially and adversely affect our business and financial results.
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
Our success depends in large part upon the skills, experience and performance of key members of our executive management team and others in key leadership positions. The efforts of these persons will be critical to us as we continue to develop our technologies and test processes and focus on scaling our business. If we were to lose one or more key executives, including our Chief Executive Officer, Katherine Stueland, we may experience difficulties in competing effectively, developing our tests and technologies and implementing our business strategy. Only certain of our executives have employment contracts, and the majority of our employees are at-will, which means that either we or any employee may terminate their employment at any time or in the notice period set forth in an executive’s contract. In addition, we do not have long-term retention agreements in place with our executive officers. Furthermore, we compete against other leading companies in the diagnostics, health information, and data sciences markets for top talent. If such competitors offer better compensation or opportunities, there is no guarantee that we would be able to retain our key executives.
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
We currently rely upon third-party services for data storage and workflow management, including cloud storage solution providers, such as Microsoft Azure (“Azure”), Amazon Web Services (“AWS”), and Google Cloud Platform (“GCP”). We rely on each of these providers to complete several vital workflows in our health information and data science service delivery. To varying degrees some of those services are proprietary to how each platform performs in connection with our current usage of the services.
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
Our success will depend in part on our ability to effectively introduce enhanced or new offerings, with a focus on expanding the clinical utility and application of exome and whole genome sequencing and developing solutions our health information platform can provide to partners. The development and launch of enhanced or new tests requires the completion of certain clinical development and commercialization activities that are complex, costly, time-intensive and uncertain, and requires us to accurately anticipate patients’, clinicians’, payors’ and other counterparties’ attitudes and needs as well as emerging technology and industry trends. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals.
We have relatively limited experience developing and commercializing products and services outside of the diagnostics business, and we may not be successful in our current or future efforts to do so. We also have limited experience forecasting our future financial performance from our new products and services, and our actual results may fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our Class A common stock and warrants to decline. We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests and result in increased costs and the diversion of management’s attention and resources from other business matters, such as from our current product and service offerings, which currently represent the significant majority of our current revenues. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or commercially, or may not meet our desired target product profile, be offered at acceptable cost and with the sensitivity, specificity and other test performance metrics necessary to address the relevant clinical need or commercial opportunity, our test performance in commercial experience may be inconsistent with our validation or other clinical data, we may not be successful in achieving market awareness and demand, whether through our own sales and marketing operations or through collaborative arrangements, healthcare providers may not order or use, or third-party payors may not reimburse for, any tests that we may enhance or develop, or we may otherwise have to abandon a test or service in which we have invested substantial resources.
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
Part of our business strategy is to develop relationships with health systems, biopharma companies, and other partners to utilize our products and to provide access to data. Developing and commercializing products with third parties reduces our control over such development and commercialization efforts and subjects us to the various risks inherent in a joint effort with a third party, such as delays, operational issues, technical difficulties and other contingencies outside of our influence or control. The financial condition of these third parties could weaken, or they could terminate their relationship with us and/or stop sharing data or other information; reduce their marketing efforts relating to our products; develop and commercialize, or otherwise utilize competing products in addition to or in lieu of our tests; merge with or be acquired by a competitor of us or a company that chooses to de-prioritize the efforts to utilize our products or provide us with adequate data; or otherwise breach their agreements with us. Further, we must expend resources to operationalize our existing collaborations with our health system partners, which requires substantial effort in areas such as integrations for testing workflow, EMR, consents, marketing, and billing. To the extent we are not successful at operationalizing existing collaborations with health partners, we may not be able to further improve or pursue new agreements with additional partners. Furthermore, our partners may misappropriate our trade secrets or use our proprietary information in such a way as to expose us to litigation and potential liability, and our compliance risk may increase to the extent that we are responsible for our partners’ activities. Disagreements or disputes with our health systems and other partners, including disagreements over customers, proprietary or other rights or our or their compliance with financial or other contractual obligations, might cause delays or impair the development or commercialization of our products, services, and technologies, lead to additional responsibilities for us with respect to new products, services and technologies, or result in litigation or arbitration, any of which would divert management attention and resources and be time-consuming and expensive. As is typical for companies in our industry, it is continually evaluating and pursuing various strategic or commercial relationships, some of which may involve the sale and issuance of our Class A common stock, which could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our Class A common stock and warrants to decline.
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
We may never become profitable.
We have incurred losses since our formation and we expect to continue to generate significant operating losses for the foreseeable future. As of March 31, 2023 and December 31, 2022, we have an accumulated deficit of approximately $1,185.4 million and $1.1 billion, respectively. We expect to continue investing significantly toward development and commercialization of our products and services and expect to continue efforts to reduce operating costs. If our revenue does not grow significantly, or if we are unable to achieve planned cost reductions, we will not be profitable. We cannot be certain that the revenue from the sale of any products or services based on our technologies will be sufficient to make us profitable.
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
In the course of preparing Legacy Sema4’s financial statements as of December 31, 2020, we previously identified material weaknesses in our internal control over financial reporting. Certain of these material weaknesses remain unremediated as of March 31, 2023. For a discussion of these material weaknesses, see “Item 4. Controls and Procedures”,
Our management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weaknesses. However, we cannot guarantee that the steps we have taken or may subsequently take have been or will be sufficient to remediate the material weaknesses or ensure that our internal controls are effective. For a discussion of our remediation plan and actions, see “Item 4. Controls and Procedures.”
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

From time to time, we may decide to exit certain businesses or otherwise undertake restructuring, reorganization, or other strategic initiatives and business transformation plans to realign our resources with our growth strategies, operate more efficiently and control costs. The successful implementation of our restructuring activities may from time to time require us to effect business and asset dispositions, workforce reductions, management restructurings, decisions to limit investments in or otherwise exit businesses, facility consolidations and closures, and other actions, each of which may depend on a number of factors that may not be within our control. For example, as described in more detail elsewhere in this Quarterly Report, we exited our reproductive and women’s health testing business, during the first quarter of 2023 and we exited our somatic tumor testing business during the fourth quarter of 2022.

Any such effort to realign or streamline our organization may result in the recording of restructuring or other charges, such as asset impairment charges, contract and lease termination costs, exit costs, termination benefits and other restructuring costs. In particular, we expect that material cash and non-cash charges will be incurred and recorded in our future reporting periods as a result of the exit of the reproductive and women’s health testing and somatic tumor testing businesses. Further, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and proficiency, adverse effects on employee morale, loss of key employees and/or other retention issues during transitional periods. Reorganization and restructuring can impact a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. Further, upon completion of any restructuring initiatives, our business may not be more efficient or effective than prior to the implementation of the plan and we may be unable to achieve anticipated operating enhancements or cost reductions, which would adversely affect our business, competitive position, operating results and financial condition.
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

From time to time, we may consider additional opportunities to acquire other products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. In addition, we exited both our reproductive and women’s health testing business and our somatic tumor testing business, which involves the divestiture of these businesses, and we may consider disposing other assets or businesses in the future.
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
We have had to expand our training and compliance efforts in line with our increasing reliance on personnel in our sales, marketing and billing functions, and our expansion of these functions in line with the overall growth in our business. We continue to monitor our personnel, but we have in the past experienced, and may in the future experience, situations in which employees fail to strictly adhere to our policies. In addition, sales and marketing activities in the healthcare space are subject to various rules and regulations. Moreover, our billing and marketing messaging can be complex and nuanced, and there may be errors or misunderstandings in our employees’ communication of such messaging. Furthermore, we utilize text messaging, email, phone calls and other similar methods to communicate with patients who are existing or potential users of our products for various business purposes. These activities subject us to laws and regulations relating to communications with consumers, such as the CAN-SPAM Act and the Telephone Consumer Protection Act, violations of which could subject us to claims by consumers, who may seek actual or statutory damages, which could be material in the aggregate. As we continue to scale up our sales and marketing efforts in line with the growth in our business, in particular our increased pace of product launches as well as further geographical expansion, we face an increased need to continuously monitor and improve our policies, processes and procedures to maintain compliance with a growing number and variety of laws and regulations, including with respect to consumer marketing. To the extent that there is any violation, whether actual, perceived or alleged, of our policies or applicable laws and regulations, we may incur additional training and compliance costs, may receive inquiries from third-party payors or other third parties, or be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.
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

In addition to FDA marketing and promotion restrictions, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the healthcare product and service industry and to regulate billing practices and financial relationships with healthcare providers, hospitals and other healthcare providers. These laws include, among others, a federal law commonly known as the federal Anti-Kickback Statute, the federal False Claims Act, the federal physician self-referral law, known as the Stark Law, and corollary state laws. These laws constrain, among other things, the sales, marketing and other promotional activities of manufacturers of medical devices and providers of laboratory services by limiting the kinds of financial arrangements, including sales programs, free goods and services, consulting arrangements, speaker programs, compensated service arrangements (including specimen collection and processing), and other non-monetary compensation (e.g., meals, gifts and other business courtesies), that may be used with hospitals, healthcare providers, laboratories and other potential purchasers or prescribers of medical devices and laboratory services. The federal and state fraud and abuse laws prescribe civil and, in some cases, criminal penalties (including fines) for noncompliance that can be substantial. In addition, various states have enacted false claim laws analogous to the federal laws that apply where a claim is submitted to any third-party payor and not only a governmental payer program. Moreover, any claim for reimbursement that is predicated on a violation of the Anti-Kickback Statute may constitute a “false claim” under the False Claims Act (discussed in further detail below).

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
PAMA presents significant uncertainty for future CMS reimbursement rates for our tests. Because Medicare currently covers a significant number of patients, any reduction in the CMS reimbursement rate for our tests would negatively affect our revenues and our business prospects. Under PAMA, unless delayed by an act of Congress, CMS reimbursement rates for clinical diagnostic laboratory tests are updated every three years, or annually for clinical laboratory tests that are considered “advanced diagnostic laboratory tests”. The CMS reimbursement rates for clinical diagnostic laboratory tests are updated based on the volume-weighted median of private payer rates for each clinical diagnostic laboratory test based on data submitted by certain applicable laboratories. Further, laboratories that fail to report or erroneously report required payment information may be subject to substantial civil money penalties. There can be no assurance under PAMA that adequate CMS reimbursement rates will continue to be assigned to our tests. Congress could modify or repeal PAMA in the future or CMS could modify regulations under PAMA, and any such action could have the effect of reducing the CMS reimbursement rate for our tests. Further, it is possible that Medicare or other federal payers that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.
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
The price of our securities may fluctuate significantly due to general market and economic conditions. An active trading market for our securities may not be sustained, including if we fail to comply with the continued listing requirements of Nasdaq and our securities are delisted from the Nasdaq. See “-Risks Related to Our Common Stock and Warrants-If we fail to comply with the continued listing requirements of the Nasdaq, our Class A common stock and our public warrants may be delisted and the price of our Class A common stock and our warrants and our ability to access the capital markets could be negatively impacted.”. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. You may be unable to sell your securities when desired or at an acceptable price unless an active trading market can be sustained.
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
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future. Further, the price of our Class A common stock may be subject to additional volatility as a result of our Reverse Stock Split. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split.
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
Our Third Amended and Restated Certificate of Incorporation, as amended (our “Charter”), contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions will include:
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
Our Charter and our Amended and Restated Bylaws (as amended, our “Bylaws”) designate the Court of Chancery of the State of Delaware and federal court within the State of Delaware as the exclusive forum for certain types of actions and proceedings that our stockholders may initiate, which could limit a stockholder’s ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
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
Risks Related to Our Common Stock and Warrants
We may amend the terms of the public warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of a holder’s public warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a public warrant could be decreased, all without the approval of that warrant holder.

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
We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per public warrant; provided that the last reported sales price of our Class A common stock equals or exceeds $594.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give notice of such redemption to the warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us. Redemption of the outstanding public warrants could force the warrant holders: (i) to exercise their public warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) to sell their public warrants at the then-current market price when they might otherwise wish to hold their public warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of their public warrants. None of the private placement warrants will be redeemable by us so long as they are held by CMLS Holdings LLC (the “Former Sponsor”) or its permitted transferees.
Our warrants are exercisable for our Class A common stock, which will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of March 31, 2023, our public warrants are exercisable for 447,223 shares of Class A common stock at $379.50 per share. Our private warrants are exercisable for 219,293 shares of Class A common stock at $379.50 per share. The additional shares of our Class A common stock issuable upon exercise of our warrants will result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock.
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
Included on our condensed consolidated balance sheet as of March 31, 2023 are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. For example, during the first quarter of 2023, we recognized less than $0.1 million in non-cash gains on the fair value of our warrants due to the change in fair market value. If the price of our Class A common stock decreases, we expect we would incur non-cash gains on our warrants in future reporting periods.
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

After giving effect to the Reverse Stock Split, we had 24,193,436 shares of Class A common stock outstanding as of March 31, 2023. We have filed a registration statement which registers the offer and sale from time to time by certain selling stockholders of up to 356,524,688 shares of our Class A common stock, although the 676,878 shares of our Class A common stock registered on behalf of OPKO pursuant to this registration statement will be subject to certain transfer restrictions pursuant to the shareholder agreements that were entered into in connection with the Acquisition. To the extent shares of our Class A common stock are sold into the market pursuant to an effective registration statement, under Rule 144 under the Securities Act or otherwise, particularly in substantial quantities and following the end of the transfer restrictions provided for in the shareholder agreements in the case of OPKO and the other stockholders party to such shareholder agreements, the market price of our Class A common stock could decline.
There is no guarantee that the public warrants will ever be in the money, and they may expire worthless and the terms of our public warrants may be amended.
The exercise price for the public warrants is $379.50 per share of Class A common stock. There is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the public warrants may expire worthless.

If we fail to comply with the continued listing requirements of the Nasdaq, our Class A common stock and our public warrants may be delisted and the price of our Class A common stock and our public warrants and our ability to access the capital markets could be negatively impacted.
Our Class A common stock and public warrants are listed on the Nasdaq under the symbols “WGS” and “WGSWW,” respectively. On December 28, 2022, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC that we were not in compliance with the Minimum Bid Price Requirement set forth in Nasdaq Listing Rule 5450(a)(1) for the last 30 consecutive trading days for continued listing on the Nasdaq. The Minimum Bid Price Requirement requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days. The notification provided that we had 180 calendar days, or until June 26, 2023, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our Class A common stock must be at least $1.00 per share for a minimum of 10 consecutive trading days prior to June 26, 2023, and we must otherwise satisfy The Nasdaq’s requirements for listing. In order to regain compliance, we effected the Reverse Stock Split on May 4, 2023. However, we can provide no assurance that we will be able to regain compliance or thereafter maintain compliance with the minimum bid price requirement.
No assurance can be given that we will meet applicable Nasdaq continued listing standards or that future noncompliance will not occur. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our Class A common stock or our public warrants from the Nasdaq, which could materially reduce the liquidity of our Class A common stock or public warrants and result in a corresponding material reduction in the price of our Class A common stock or public warrants. Investors’ ability to sell or purchase our securities when they wish to do so would also be impaired. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the inability to expand our business, potential loss of confidence by investors and employees, and fewer business development and strategic investment opportunities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.

Item 5. Other Information
None.
Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Quarterly Report.

No.	Description of Exhibit	Form	Exhibit	Filing Date	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of GeneDx Holdings Corp.	8-K	3.1	07/28/2021

3.2	First Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of GeneDx Holdings Corp.	8-K	3.1	01/09/2023

3.3	Second Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of GeneDx Holdings Corp.	8-K	3.1	04/17/2023

3.4	Third Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of GeneDx Holdings Corp.	8-K	3.1	04/28/2023

10.1*	Amendment No. 1 to Executive Chairman Agreement	8-K	10.1	04/14/2023

10.2*	GeneDx Holdings Corp. Amended and Restated 2021 Equity Incentive Plan	8-K	10.1	04/17/2023

10.3+	Letter Agreement, Amendment No. 2 to Sub-Sublease, dated as of March 20, 2023, by and between Icahn School of Medicine at Mount Sinai and the Company.				X

10.4	Amendment No. 1 to BioMe Biospecimen and Data Access Agreement, dated as of January 19, 2023 by and between Icahn School of Medicine at Mount Sinai and Sema4 OpCo, Inc.	10-K	10.34	03/16/2023

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	X

*	Management Contract or Compensatory Plan
**	Furnished.
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

GENEDX HOLDINGS CORP.

Date: May 9, 2023		/s/ Katherine Stueland
	Name:	Katherine Stueland
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2023		/s/ Kevin Feeley
	Name:	Kevin Feeley
	Title:	Chief Financial Officer (Principal Financial Officer)