Form 10-Q
period 2023-06-30
GeneDx Holdings Corp.
filed 2023-08-08
CIK 1818331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-39482
GeneDx Holdings Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-1966622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Ludlow Street, North Tower;6th Floor Stamford, Connecticut	06902
(Address of Principal Executive Offices)	(Zip Code)
(800) 298-6470
Registrant's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	WGS	The Nasdaq Stock Market LLC
Warrants to purchase one share of Class A common stock, each at an exercise price of $379.50 per share	WGSWW	The Nasdaq Stock Market LLC
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, The registrant had 25,773,328 shares of Class A common stock, par value $0.0001, outstanding as of August 1, 2023.

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
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
Part I - Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements

GeneDx Holdings Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$156,655	$123,933
Restricted cash	—	13,470
Accounts receivable, net	32,710	42,634
Due from related parties	1,196	708
Inventory, net	11,531	13,665
Prepaid expenses and other current assets	11,185	18,212
Total current assets	213,277	212,622
Operating lease right-of-use assets	33,684	32,758
Property and equipment, net	43,332	51,527
Intangible assets, net	179,638	186,650
Long-term restricted cash	900	900
Other assets	5,559	6,485
Total assets	$476,390	$490,942
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$54,767	$84,878
Due to related parties	4,338	3,593
Short-term lease liabilities	5,346	6,121
Other current liabilities	19,917	49,705
Total current liabilities	84,368	144,297
Long-term debt, net of current portion	6,250	6,250
Long-term lease liabilities	63,748	60,013
Other liabilities	22,411	22,000
Deferred taxes	2,250	2,659
Warrant liability	220	418
Earn-out contingent liability	1,030	1,600
Total liabilities	180,277	237,237
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.0001 par value: 1,000,000 and 1,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Class A common stock, $0.0001 par value: 1,000,000,000 and 1,000,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 25,761,147 and 11,773,065 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2	1
Additional paid-in capital	1,528,240	$1,378,125
Accumulated deficit	(1,232,129)	(1,124,421)
Total stockholders’ equity	296,113	253,705
Total liabilities and stockholders’ equity	$476,390	$490,942
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue:
Diagnostic test revenue (including related party revenue of $802 and $413 for the three months ended and $1,644 and $583 for the six months ended June 30, 2023 and 2022, respectively)	$46,635	$34,004	$88,485	$86,499
Other revenue (including related party revenue of $0 and $73 for the three months ended and $0 and $147 for the six months ended June 30, 2023 and 2022, respectively)	2,071	2,165	3,360	3,611
Total revenue	48,706	36,169	91,845	90,110
Cost of services (including related party expenses of $1,649 and $1,348 for the three months ended and $2,464 and $2,404 for the six months ended June 30, 2023 and 2022, respectively)	29,949	65,767	57,852	114,083
Gross profit (loss)	18,757	(29,598)	33,993	(23,973)
Research and development	17,138	27,168	31,730	48,483
Selling and marketing	15,182	32,827	28,634	58,456
General and administrative	37,341	71,325	81,030	118,027
Related party expenses	1,052	1,731	2,799	3,015
Impairment loss	—	—	2,120	—
Other, net	(334)	—	(334)	—
Loss from operations	(51,622)	(162,649)	(111,986)	(251,954)

Other income (expense), net:
Change in fair market value of warrant and earn-out contingent liabilities	3,547	28,182	94	41,372
Interest income	1,700	382	2,432	409
Interest expense	(626)	(790)	(1,393)	(1,598)
Other income, net	86	56	2,802	56
Total other (expense) income, net	4,707	27,830	3,935	40,239
Loss before income taxes	$(46,915)	$(134,819)	$(108,051)	$(211,715)
Income tax benefit	196	49,077	343	49,077
Net loss and comprehensive loss	$(46,719)	$(85,742)	$(107,708)	$(162,638)
Weighted average shares outstanding of Class A common stock	25,418,358	10,234,910	22,754,948	8,827,829
Basic and diluted net loss per share, Class A common stock	$(1.84)	$(8.38)	$(4.73)	$(18.42)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statement of Stockholders' Equity
(in thousands, except share amounts)
(unaudited)

Three months ended June 30, 2023

	Preferred Stock		Class A Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Par value	Shares	Par value
Balance at March 31, 2023	—	$—	24,193,436	$2	$1,513,877	$(1,185,410)	$328,469
Net loss	—	—	—	—	—	(46,719)	(46,719)
Common stock issued pursuant to stock option exercises	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	107	—	107
Vested restricted stock units converted to common stock	—	—	159,780	—	—	—	—
Issuance of Class A common shares in registered direct offering, net of issuance costs	—	—	676,868	—	7,564	—	7,564
Issuance of Class A common shares for the first Milestone Payment	—	—	701,460	—	6,692	—	6,692
Fractional shares issued upon Reverse Stock Split	—	—	29,603	—	—	—	—
Balance at June 30, 2023	—	$—	25,761,147	$2	$1,528,240	$(1,232,129)	$296,113

	Six months ended June 30, 2023
	Preferred Stock		Class A Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Par value	Shares	Par value
Balance at December 31, 2022	—	$—	11,773,065	$1	$1,378,125	$(1,124,421)	$253,705
Net loss	—	—	—	—	—	(107,708)	(107,708)
Common stock issued pursuant to stock option exercises	—	—	50,444	—	266	—	266
Stock-based compensation expense	—	—	—	—	155	—	155
Vested restricted stock units converted to common stock	—	—	213,955	—	—	—	—
Issuance of Class A common shares in registered direct offering, net of issuance costs	—	—	676,868	—	7,564	—	7,564
Issuance of Class A common shares for the first Milestone Payment	—	—	701,460	—	6,692	—	6,692
Fractional shares issued upon Reverse Stock Split	—	—	29,603	—	—	—	—
Issuance of Class A common shares in underwritten public offering, net of issuance costs	—	—	12,315,752	1	135,438	—	135,439
Balance at June 30, 2023	—	$—	25,761,147	$2	$1,528,240	$(1,232,129)	$296,113

GeneDx Holdings Corp.
Condensed Consolidated Statement of Stockholders' Equity
(in thousands, except share amounts)
(unaudited)

	Three months ended June 30, 2022
	Preferred Stock		Class A Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Par value	Shares	Par value
Balances at March 31, 2022		$—	7,428,924	$1	$981,780	$(652,337)	$329,444
Net loss	—	—	—	—	—	(85,742)	(85,742)
Stock option exercises	—	—	127,778	—	1,192	—	1,192
Stock based compensation expense	—	—	—	—	22,721	—	22,721
Shares issued for PIPE, net of issuance costs	—	—	1,515,152	—	197,659	—	197,659
Shares issued for acquisition (1)	—	—	2,424,243	—	172,000	—	172,000
Vested restricted stock units converted to common stock	—	—	15,929	—	—	—	—
Balances at June 30, 2022	—	$—	11,512,026	$1	$1,375,352	$(738,079)	$637,274

	Six months ended June 30, 2022
	Preferred Stock		Class A Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Par value	Shares	Par value
Balances at December 31, 2021		$—	7,352,958	$1	$963,543	$(575,441)	388,103
Net loss	—	—	—	—	—	$(162,638)	(162,638)
Stock option exercises	—	—	191,672	—	1,870	—	1,870
Stock based compensation expense	—	—	—	—	40,280	—	40,280
Shares issued for PIPE, net of issuance costs	—	—	1,515,152	—	197,659	—	197,659
Shares issued for acquisition (1)	—	—	2,424,243	—	172,000	—	172,000
Vested restricted stock units converted to common stock	—	—	28,001	—	—	—	—
Balances at June 30, 2022	—	$—	11,512,026	$1	$1,375,352	$(738,079)	$637,274
(1) Of the 2.4 million shares issued for acquisition, 251,965 shares were held by an escrow agent for a one year escrow period. During this period, the seller retained all rights with respect to the escrow shares, including voting rights and rights to receive dividends and other distributions on such escrow shares.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2023	2022
Operating activities
Net loss	$(107,708)	$(162,638)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	18,968	14,767
Impairment loss	2,120	—
Gain on sale of assets	(2,954)	—
Stock-based compensation expense	156	40,280
Gain on debt forgiveness	(2,750)	—
Change in fair value of warrant and earn-out contingent liabilities	(94)	(41,372)
Deferred tax benefit	(343)	(49,077)
Provision for excess and obsolete inventory	2,620	347
Third party payor reserve release	(4,308)	—
Non-cash lease expense	155	331
Amortization of deferred debt issuance costs	257	257
Change in operating assets and liabilities:
Accounts receivable	10,174	2,357
Inventory	(486)	(2,282)
Prepaid expenses and other current assets	5,476	2,910
Due to/from related parties	256	(1,325)
Other assets	416	(1,126)
Accounts payable and accrued expenses	(25,399)	35,712
Contract liabilities	—	(473)
Other current liabilities	(5,617)	(4,807)
Net cash used in operating activities	(109,061)	(166,139)
Investing activities
Consideration on escrow paid for GeneDx acquisition	(12,144)	(127,004)
Purchases of property and equipment	(2,762)	(2,748)
Proceeds from sale of assets	3,634	—
Development of internal-use software assets	(461)	(4,458)
Net cash used in investing activities	(11,733)	(134,210)
Financing activities
Proceeds from PIPE issuance, net of issuance costs	—	197,712
Proceeds from offerings, net of issuance costs	143,002	—
Long-term debt principal payment	(2,000)	—
Finance lease principal payments	(784)	(1,634)
Finance lease payoff	(438)	—
Exercise of stock options	266	1,819
Net cash provided by financing activities	140,046	197,897
Net increase (decrease) in cash, cash equivalents and restricted cash	19,252	(102,452)
Cash, cash equivalents and restricted cash, at beginning of period	138,303	401,469
Cash, cash equivalents and restricted cash, at end of period	$157,555	$299,017
Supplemental disclosures of cash flow information
Cash paid for interest	$946	$1,193
Cash paid for taxes	$1,003	$365
Stock consideration paid for purchase of business	$6,692	$172,000
Purchases of property and equipment in accounts payable and accrued expenses	$109	$3,243
Software development costs in accounts payable and accrued expenses	$—	$1,118
Unpaid deferred transaction costs included in accounts payable and accrued expenses	$—	$53
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
The Business Combination Merger was accounted for as a reverse recapitalization with Legacy Sema4 as the accounting acquirer and CMLS as the acquired company for accounting purposes. The shares and net loss per common share, prior to the Business Combination Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Merger (1 share of Legacy Sema4 Class A common stock for 4.0000 shares of Sema4 Holdings Class A common stock (the “Class A common stock”).
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

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto as of and for the years ended December 31, 2022, 2021 and 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 16, 2023 (the “Annual Report”).
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

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of the Company’s cash, cash equivalents and restricted cash are uninsured with account balances in excess of the Federal Deposit Insurance Company limits. As of June 30, 2023, 99% of the Company’s cash, cash equivalents and marketable securities was held in high-quality institutions designated as systematically important financial institutions.
Management believes these financial institutions are financially sound and, accordingly, that minimal credit risk exists. The Company has not experienced any losses on its deposits of cash and cash equivalents.
The Company assesses both the self-pay patient and, if applicable, the third-party payor that reimburses the Company on the patient’s behalf when evaluating the concentration of credit risk. Significant patients and payors are those that represent more than 10% of the Company’s total revenues for the period or accounts receivable balance at each respective balance sheet date. The significant concentrations of accounts receivable as of June 30, 2023 and December 31, 2022 were primarily from managed care insurance companies, institutional billed accounts, and data arrangements. There was no individual patient or client that accounted for 10% or more of the Company’s revenue or accounts receivable for any of the periods presented. The Company does not require collateral as a means to mitigate patient or payor credit risk.
For each significant payor, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three months ended June 30,		Six months ended June 30,		As of June 30,	As of December 31,
	2023	2022	2023	2022	2023	2022
Payor B(1)	14%	*	14%	*	*	14%
Payor C	*	12%	*	10%	*	*
Payor D	*	10%	*	10%	*	*
Payor E	28%	19%	26%	*	15%	14%
*less than 10%
__________________
(1) This payor includes multiple individual plans and the Company calculates and presents the aggregated value from all plans, which is consistent with the Company’s portfolio approach used in accounting for diagnostic test revenue.
The Company is subject to a concentration of risk from a limited number of suppliers for certain reagents and laboratory supplies. One supplier accounted for approximately 14% and 13% of purchases for the three months ended June 30, 2023 and 2022, respectively and 14% and 13% for the six months ended June 30, 2023 and 2022. This risk is managed by maintaining a target quantity of surplus stock. Alternative suppliers are available for some or all of these reagents and supplies.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist of amounts invested primarily in money market funds, and U.S. treasury, corporate and municipal bonds. Carrying values of cash equivalents approximate fair value due to the short-term nature of these instruments.

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of June 30, 2023	As of December 31, 2022
Cash and cash equivalents	$156,655	$123,933
Restricted cash	900	14,370
Total	$157,555	$138,303
The remaining balance of $12.1 million in restricted cash held in escrow related to the closing of the Acquisition was released upon expiration of the one year escrow period in May 2023. Therefore, restricted cash as of June 30, 2023 consists of money market deposit accounts that secure an irrevocable standby letter of credit that serves as collateral for security deposit operating leases (see Note 9, “Leases”).
Accounts Receivable
Accounts receivable consists of amounts due from customers and third-party payors for services performed and reflect the consideration to which the Company expects to be entitled in exchange for providing those services. Accounts receivable are estimated and recorded in the period the related revenue is recorded. The accounts receivable balance as of June 30, 2023 and December 31, 2022 included $2.9 million and $1.5 million, respectively, of unbilled receivables. During the quarter ended June 30, 2023, the Company did not record provisions for doubtful accounts. The Company did not write-off any accounts receivable balances during the period presented.
Inventory, net
Inventory, net, which primarily consists of finished goods such as testing supplies and reagents, is capitalized when purchased and expensed when used in performing services. Inventory is stated at the lower of cost or net realizable value. Cost is determined using actual costs on a first-in, first-out basis. The Company periodically performs obsolescence assessments and writes off any inventory that is no longer usable. Any write-down of inventory to net realizable value creates a new cost basis. During the six months ended June 30, 2023, the Company recognized an inventory write-off of $2.6 million for obsolete inventory.
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

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s loan from the Connecticut Department of Economic and Community Development is classified within level 2 of the fair value hierarchy. As of June 30, 2023, this loan is recorded at its carrying value of $6.3 million in the consolidated balance sheet. The fair value of the loan is $4.7 million, which is estimated based on discounted cash flows using the yields of similar debt instruments of other companies with similar credit profiles.
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
The Company may redeem the outstanding public warrants if the price per share of the Class A common stock equals or exceeds $330.00 as described below:

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

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Subject to the terms and conditions of the Acquisition Merger Agreement, (a) the first Milestone Payment was paid out in full through the issuance of 701,460 shares valued at $112.5 million in April 2023 as the revenue of the Legacy GeneDx group for the fiscal year 2022 exceeded $163 million and (b) the second Milestone Payment of $37.5 million will become due and payable if the revenue of the Legacy GeneDx group for the fiscal year 2023 equals or exceeds $219 million (each of clauses (a) and (b), a “Milestone Event”); provided that 80% of the second Milestone Payment will become payable in respect of the second milestone period if the Legacy GeneDx group achieves 90% of the Milestone Event revenue target for such period, which amount will scale on a linear basis up to 100% of the second Milestone Payment at 100% of the revenue target. The first Milestone Payment resulted in the issuance of 701,460 shares of the Company’s Class A common stock on April 14, 2023. If the Company elects to pay in shares of Class A Common stock, the second Milestone Payment would require the issuance of up to 233,820 shares of the Company’s Class A common stock. The fair value of the second Milestone Payment was determined to be $1.0 million as of June 30, 2023 and is estimated using a Monte Carlo simulation valuation model and assuming the Company will pay the Milestone Payment in shares.
Earn-out Contingent Liability
In connection with the Business Combination Merger, all Legacy Sema4 stockholders and option holders at that time became entitled to a pro rata share of 576,412 earn-out shares and earn-out RSUs. In July 2023, the Company’s obligations to issue earn-out shares pursuant to the Business Combination Merger Agreement and shares pursuant to the earn-out RSUs expired as a result of the vesting conditions not being achieved. Based on an assessment of the earn-out shares for the Legacy Sema4 stockholders, the Company considered ASC 480 and ASC 815 and accounted for the earn-out shares as a liability. The Company subsequently measures the fair value of the liability at each reporting period and reports the changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
The Company determined that the fair value of the earn-out shares issued to the Legacy Sema4 stockholders as of June 30, 2023 was zero. The estimated fair value of the earn-out is determined using a Monte Carlo simulation valuation model.
As for the earn-out RSUs for the Legacy Sema4 option holders, a total of 81,819 RSUs were granted on December 9, 2021. The vesting of such arrangement was conditioned on the satisfaction of both a service requirement and on the satisfaction of a market-based requirement. The market-based requirement would be achieved if the Company’s stock price was greater than or equal to $429 (Triggering Event I), $495 (Triggering Event II) and $594 (Triggering Event III) during the applicable performance period, based on the volume-weighted average price for a period of at least 20 days out of 30 consecutive trading days. Therefore, the Company accounts for this arrangement in accordance with ASC 718- Compensation — Stock Compensation (“ASC 718”) and stock-based compensation expense is recognized over the longer of the expected achievement period for the market-based requirement and the service requirement. The Company recorded $0.8 million reduction in stock-based compensation expense in relation to the forfeiture of the earn-out RSUs by the Legacy Sema4 option holders for the six months ended June 30, 2023. In the event that any earn-out RSUs that were forfeited as a result of a failure to achieve the service requirement, the underlying shares would be reallocated on an annual basis to the Legacy Sema4 stockholders and to the Legacy Sema4 option holders who remained employed as of the date of such reallocation. The Company accounts for the re-allocations to Legacy Sema4 option holders as new grants.

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Segment Information
Historically, the Company operated in one segment. During 2022, in connection with the Acquisition, the change in Chief Operating Decision Maker (“CODM”), and the announced exit from the majority of the Legacy Sema4 diagnostics operations, the Company’s CODM began to evaluate the Company’s business separately for GeneDx, inclusive of Legacy GeneDx and Legacy Sema4 data revenues and associated costs and corporate support costs, and the existing Legacy Sema4 diagnostics business during the fourth quarter of 2022. As a result, the Company has concluded that two reportable segments exist and have been presented as such for the first half of 2023. The majority of the Company’s operations for the first quarter of 2022 are included in the Legacy Sema4 segment, and the majority of the GeneDx segment for 2022 was resultant from the Acquisition in 2022, and thus did not exist within the Company’s condensed consolidated results for the first quarter of 2022 and through the Acquisition date. See Note 16, “Segment Reporting”, for further information.
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

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Legacy GeneDx Acquisition
As discussed in Note 1, on April 29, 2022, the Company completed the Acquisition. At the closing of the Acquisition, the Company paid OPKO gross cash consideration of $150 million (before deduction of transaction expenses and other customary purchase price adjustments) and issued to OPKO 2.4 million shares of the Company’s Class A common stock ($172 million based on the closing date share price of $70.95 per share). A portion of this cash and stock consideration was held in escrow for a one year escrow period ending in May 2023. During the six months ended June 30, 2023, the Company completed the net working capital settlement with OPKO and released the remaining escrowed amount recorded in restricted cash. In addition, a portion of the $150 million was payable following the closing of the Acquisition due to the achievement of the first revenue-based milestone for the fiscal year ended December 31, 2022 and the remaining milestone payment up to $37.5 million will be payable if certain revenue-based milestones are achieved for the fiscal year ending December 31, 2023. During the six months ended June 30, 2023, the first Milestone Payment became due and payable in full and resulted in the issuance of 701,460 shares of the Company’s Class A common stock on April 14, 2023. The remaining milestone payment, if and to the extent earned under the terms of the Acquisition Merger Agreement, will be satisfied through the payment and/or issuance of a combination of cash and shares of the Company’s Class A common stock (valued at $160.38 per share, subject to adjustment for stock splits and similar changes), with such mix to be determined in the Company’s sole discretion. Concurrently with the closing of the Acquisition, the Company also issued and sold in a private placement 1,515,152 shares of the Company’s Class A common stock to certain institutional investors for aggregate gross proceeds of $200 million (the “Acquisition PIPE Investment”).

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the net purchase price and the fair values of the assets and liabilities of Legacy GeneDx (in thousands):

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
The amounts above represent the fair value estimates at the time of the Acquisition and adjustments during the measurement period which is complete.

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
4. Revenue Recognition
Disaggregated revenue
The following table summarizes the Company’s disaggregated revenue by payor category (in thousands):

	Three months ended June 30,
	2023	2022
Diagnostic test revenue
Patients with third-party insurance	$30,573	$21,398
Institutional customers	15,748	11,120
Self-pay patients	314	1,486
Total diagnostic test revenue	46,635	34,004
Other revenue	2,071	2,165
Total	$48,706	$36,169

	Six months ended June 30,
	2023	2022
Diagnostic test revenue
Patients with third-party insurance	$55,902	$68,860
Institutional customers	31,808	15,151
Self-pay patients	775	2,488
Total diagnostic test revenue	88,485	86,499
Other revenue	3,360	3,611
Total	$91,845	$90,110

Reassessment of variable consideration
Subsequent changes to the estimate of the transaction price, determined on a portfolio basis when applicable, are generally recorded as adjustments to revenue in the period of the change. The Company updates estimated variable consideration quarterly.
For the three months ended June 30, 2023, the quarterly change in estimate resulted in a net $3.5 million increase to revenue for tests in which the performance obligation of delivering the test results was met in prior periods, which reflected the partial release of a third party payor reserve established in prior periods. For the three months ended June 30, 2022, the quarterly change in estimate resulted in a net $30.1 million decrease to revenue for tests in which the performance obligation of delivering the test results was met in prior periods. $24.2 million of this decrease was related to the years December 31, 2021 and prior. The changes in estimate are a result of changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and settlements with third party payors. The quarterly changes in estimate did not result in material adjustments to the Company’s previously reported revenue or accounts receivable amounts.

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

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Throughout 2022, the Company was engaged in discussions with one of its third-party payors (the “Payor”) regarding certain overpayments to Legacy Sema4. On December 30, 2022, the Company entered into a settlement agreement with the Payor in order to settle the claims related to coverage and billing matters allegedly resulting in the overpayments to Legacy Sema4 by the Payor to the Company (the “Disputed Claims”). Under the settlement agreement, $42.0 million is to be paid by the Company to the Payor in a series of installments over the next four years with the final installment payment scheduled to be made on or before June 30, 2026. The first installment payment of $15.0 million was made on December 31, 2022 and the next installment of $5.0 million is due in December 2023. In consideration for these payments, the Payor has agreed to provide releases of the Disputed Claims, which releases became effective on or about March 31, 2023.
As a result of this matter, and in connection with a review of certain billing policies and procedures undertaken by management, the Company considered the need to establish reserves for potential recoupments of payments previously made by third-party payors. As of June 30, 2023, the Company continued to carry liabilities that were initially established as of June 30, 2022, as a result of this matter and other potential settlements with payors, as adjusted as of June 30, 2023, based on the current facts and an evaluation of anticipated results that the Company believes reasonable for all potential recoupments for all third-party payors combined. As of June 30, 2023 and December 31, 2022, $34.7 million and $39.0 million of liabilities were recorded in accounts payable and accrued expenses and other liabilities, respectively. See Note 15, “Supplemental Financial Information”. The Company uses estimates, judgments, and assumptions to assess whether it is probable that a significant reversal in the amount of cumulative revenue may occur in future periods, based upon information presently available. These estimates are subject to change. In addition, as discussed above, the Company has made certain adjustments to its estimated variable consideration as result of this matter and other potential settlements with payors.
Remaining performance obligations
For certain long-term collaboration service agreements with original expected durations of more than one year, the Company’s obligations pursuant to such agreement represents partially unsatisfied performance obligations as of June 30, 2023. The revenues remaining under the agreements are estimated to be approximately $4.5 million. The Company expects to recognize the majority of this revenue over approximately the next 2 years.
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
As of June 30, 2023 and December 31, 2022, the Company had outstanding deferred costs to fulfill contracts of less than $0.1 million and $0.3 million, respectively, which were recorded as other current assets in the condensed consolidated balance sheets. The Company expect to make additional payments to ISMMS under an amended subcontract agreement with ISMMS.

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Amortization of deferred costs was $0.5 million and $0.7 million for the three months ended and $1.1 million and $1.0 million for the six month ended June 30, 2023 and 2022, respectively. The amortization costs were recorded in the cost of services in the condensed consolidated statements of operations and comprehensive loss.
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
The Company’s loan from the Connecticut Department of Economic and Community Development is classified within Level 2 of the fair value hierarchy. As of June 30, 2023, the loan was recorded at its carrying value of $6.3 million with no current portion recorded as there are no principal payments due until August 2024. The fair value was $4.7 million, which is estimated based on discounted cash flows using the yields of similar debt instruments of other companies with similar credit profiles.
The following tables set forth the fair value of financial instruments that were measured at fair value on a recurring basis (in thousands):

	As of June 30, 2023
	Total	Level 1	Level 2	Level 3
Financial Liabilities:
Public warrant liability	$148	$148	$—	$—
Private warrant liability	72	—	72	—
DECD loan	4,749	—	4,749	—
Contingent consideration based on milestone achievement	1,030	—	—	1,030
Total financial liabilities	$5,999	$148	$4,821	$1,030

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial Liabilities:
Public warrant liability	$280	$280	$—	$—
Private warrant liability	138	—	138	—
DECD loan	4,904	—	4,904	—
Contingent consideration based on milestone achievement	7,619	—	—	7,619
Total financial liabilities	$12,941	$280	$5,042	$7,619

Of the $156.7 million cash and cash equivalents presented in the condensed consolidated balance sheets as of June 30, 2023, $121.3 million was in money market funds, $16.0 million in U.S. treasury bonds and $10.7 million in corporate and municipal bonds, all of which are classified within Level 1 of the fair value hierarchy as the fair value was based on quoted prices in active markets. Of the $123.9 million cash and cash equivalents presented on the consolidated balance sheets as of December 31, 2022, $16.9 million was in money market funds and was classified within Level 1 of the fair value hierarchy as the fair value was based on quoted prices in active markets.

The Company’s outstanding warrants include publicly traded warrants (the “Public Warrants”) which were originally issued in the IPO and warrants sold in a private placement to CMLS Holdings LLC (the “Private Warrants”). The Company evaluated its warrants under ASC 815-40-Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as non-current liabilities on the balance sheet at fair value upon the closing of the Business Combination, with subsequent changes in their respective fair values recognized in other income in the condensed consolidated statements of operations and comprehensive loss at each reporting date. As of June 30, 2023, the Public Warrants are classified within Level 1 of the fair value hierarchy as they are traded in active markets. The Private Warrants are classified within Level 2 of the fair value hierarchy as management determined the fair value of each Private Warrant is the same as that of a Public Warrant because the terms are substantially the same. For the quarter ended June 30, 2023, a gain of $0.2 million was recorded within the change in fair market value of warrant and earn-out contingent liabilities in the consolidated statements of operations and comprehensive loss based on remeasurement performed as of the period end date.

The earn-out contingent liabilities include the Company’s contingent obligation to issue earn-out shares for Legacy Sema4 stockholders (which obligation expired in July 2023) (“Earn-out Shares”) as well as the Company’s obligation to pay out the first Milestone Payment of $112.5 million to OKPO and the contingent obligation to make an additional second Milestone Payment of up to $37.5 million to OPKO if a certain revenue-based milestone is achieved for the fiscal year ended December 31, 2023.

The Earn-out Shares are accounted for as a liability and required remeasurement at each reporting date. The estimated fair value of the total Earn-out Shares as of June 30, 2023 is determined based on a Monte Carlo simulation valuation model. The fair value of the earn-out contingent liability is sensitive to the expected volatility for the Company and the Company’s Class A common stock price which is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics. The expected volatility for the Company is based on the historical volatility of selected guideline companies, the historical volatility of the Company, and the implied volatility of the Company’s call options. The key assumptions utilized in determining the Earn-out Shares valuation as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Stock price	$5.96	$8.58
Expected volatility	97.5%	107.5%
Expected term (in years)	0.3	0.6
Risk-free interest rate	5.40%	4.76%

The fair value determined and recorded as of June 30, 2023 and December 31, 2022 was zero. During the six months ended June 30, 2023 and 2022, $0 gain or loss was recognized and $10.1 million gain was recorded, respectively, in the

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
change in fair market value of warrant and earn-out contingent liability in the condensed consolidated statements of operations and comprehensive loss based on re-measurement performed as of the period end date.
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
The Company determined and recorded the fair value of the Milestone Payments as $1.0 million as of June 30, 2023, which is presented as current liabilities in the condensed consolidated balance sheets. For the three and six months ended June 30, 2023, a gain of $3.3 million and a loss of $0.1 million was recorded in the change in fair market value of warrant and earn-out contingent liabilities, respectively, in the condensed consolidated statements of operations and comprehensive loss based on re-measurement performed as of the period end date. The fair value of the second milestone was determined based on a Monte Carlo simulation valuation model and the key assumptions include revenue projections, revenue volatility of 18%, the Company’s expectation to settle the liability in shares and share price of $5.96 per share. The fair value of the first milestone was determined based on the Company’s expectation to settle the liability in shares and share price of $5.96 per share.
The earn-out contingent liabilities are categorized as Level 3 of the fair value hierarchy as the Company utilizes unobservable inputs in estimating the fair value. There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.
6. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Laboratory equipment	$35,694	$41,255
Equipment under finance leases	15,328	21,384
Leasehold improvements	32,352	35,561
Capitalized software	32,171	32,171
Building under finance lease	8,059	6,276
Construction in-progress	7,472	3,386
Computer equipment	9,148	9,177
Furniture, fixtures and other equipment	3,657	3,777
Total property and equipment	143,881	152,987
Less: accumulated depreciation and amortization	(100,549)	(101,460)
Property and equipment, net	$43,332	$51,527
For the three months ended June 30, 2023 and 2022, depreciation and amortization expense was $6.8 million and $6.6 million, respectively. For the six months ended June 30, 2023 and 2022, depreciation and amortization expense was $12.0 million and $12.4 million, respectively. This included software amortization expense of $4.7 million and $1.7 million for

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
the three months ended and $5.7 million and $3.3 million for the six months ended June 30, 2023 and 2022, respectively. For intangible amortization, see Note 17, “Goodwill and Intangible Assets.”
For the three months ended June 30, 2023, the Company recorded a $3.4 million charge to accelerate the amortization for certain capitalized software projects associated with Legacy Sema4 that are not expected to be utilized.
For the three months ended June 30, 2023, the Company recorded a $3.0 million gain on sale of assets during the period associated with the closure of Legacy Sema4 facilities.
The Company identified indicators of impairment specifically with the modification of the sublease agreement, see Note 9, “Leases.” As a result, the Company recorded a $1.6 million impairment charge within impairment loss in the Company’s condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2023, of which $0.8 million was allocated to the building under finance lease associated with the sublease.
Depreciation and amortization expense is included within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,
	2023	2022
Cost of services	$1,233	$3,316
Research and development	4,656	1,989
Selling and marketing	—	1
General and administrative	937	1,321
Total depreciation and amortization expenses	$6,826	$6,627

	Six months ended June 30,
	2023	2022
Cost of services	$1,822	$6,132
Research and development	5,508	3,838
Selling and marketing	2	2
General and administrative	4,624	2,458
Total depreciation and amortization expenses	$11,956	$12,430
7. Related Party Transactions
Related party revenues
Related party revenues primarily include diagnostic testing revenues generated by GeneDx from BioReference Laboratories, Inc. (“BRLI”), which is a subsidiary of OPKO. The prices charged represent market rates. Revenue recorded from this contract was $0.7 million and $0.3 million for the three months ended and $1.4 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.
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
Expenses recognized pursuant to service arrangements with ISMMS, including certain sub-lease arrangements the Company has through ISMMS, totaled $1.4 million and $2.3 million for the three months ended and $3.3 million and $4.2 million for the six months ended June 30, 2023 and 2022, respectively. These amounts include certain lease expenses the Company incurs and pay to ISMMS for certain sub-lease arrangements. They are included in either cost of services or related party expenses in the condensed consolidated statements of operations and comprehensive loss depending on the

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
particular activity to which the costs relate. Payables due to ISMMS for the other service arrangements were $3.3 million and $2.4 million as of June 30, 2023 and December 31, 2022, respectively, these amounts include unpaid lease payments the Company accrued for. The payments to be made to ISMMS and are included within due to related parties on the Company’s condensed consolidated balance sheets.
Additionally, the Company has purchased $1.5 million of diagnostic testing kits and materials and $0.7 and $0.8 million was recorded in cost of services for the three and six months ended June 30, 2023, respectively, from an affiliate of a member of the Board of Directors who has served in the role since July 2021. The prices paid represent market rates. Payables due were $0.1 million and $0.4 million as of June 30, 2023 and December 31, 2022, respectively.
Legacy GeneDx and OPKO entered into a Transition Services Agreement dated as of April 29, 2022 (the “OPKO TSA”) pursuant to which OPKO agreed to provide, at cost, certain services in support of the Acquisition of the Legacy GeneDx business through December 31, 2022, subject to certain limited exceptions, in order to facilitate the transactions contemplated by the Acquisition Merger Agreement, including human resources, information technology support, and finance and accounting. The Company recorded $0.4 million and $0.3 million for the three months ended and $1.2 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively, related to the agreement. As of June 30, 2023 there were $0.9 million unpaid costs and at December 31, 2022 $0.4 million was unpaid and included in due to related parties in condensed consolidated balance sheets.
During the six months ended June 30, 2023, the Company recorded a reduction of $1.3 million receivables from OPKO related to the Acquisition closing working capital adjustment that was previously recorded as of December 31, 2022. The amount was presented as other current assets in condensed consolidated balance sheets as of December 31, 2022.
Total related party costs are included within cost of services and related party expenses in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,
	2023	2022
Cost of services	$1,649	$1,348
Related party expenses	1,052	1,731
Total related party costs	$2,701	$3,079

	Six months ended June 30,
	2023	2022
Cost of services	$2,464	$2,404
Related party expenses	2,799	3,015
Total related party costs	$5,263	$5,419
8. Long-Term Debt
Loan and Security Agreement (the “SVB Agreement”)

On November 15, 2021, the Company and Sema4 OpCo, Inc. (together, the “Borrower”) entered into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank (“SVB”). The SVB Agreement provides for a revolving credit facility (the “Revolver”) up to an aggregate principal amount of $125.0 million, including a sublimit of $20.0 million for Letters of Credit (as such terms are defined in the SVB Agreement). The outstanding principal amount of any Advance (as such term is defined in the SVB Agreement) will bear interest at a floating rate per annum equal to the greater of (1) 4.00% and (2) the Prime Rate plus the Prime Rate Margin. The Revolver will mature on November 15, 2024. In connection with entering into the SVB agreement, the Company paid $0.5 million in debt issuance costs during 2021. The Company will pay an additional $0.5 million in fees to SVB at each anniversary of the SVB Agreement date for a total of $1.0 million and these fees are recorded in other current liabilities and other liabilities in the condensed consolidated

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
balance sheets as of June 30, 2023. These costs are capitalized and amortized on a straight-line basis over the contractual term. Any unused fees charged on the Revolver is expensed as incurred.

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

The SVB Agreement also includes customary events of default, including failure to pay principal, interest or certain other amounts when due, material inaccuracy of representations and warranties, violation of covenants, certain bankruptcy and insolvency events, certain undischarged judgments, material invalidity of guarantees or grant of security interest, material adverse change, and involuntary delisting from the Nasdaq Stock Market, in certain cases subject to certain thresholds and grace periods. If one or more events of default occurs and continues beyond any applicable cure period, SVB may, without notice or demand to the Borrower, terminate its commitment to make further loans and declare all of the obligations of the Borrowers under the SVB Agreement to be immediately due and payable. The Company was in compliance with all covenants as of June 30, 2023.
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
No amounts had been drawn under the SVB Agreement as of June 30, 2023.
2016 Funding Commitment
In June 2017, ISMMS assigned a loan funding commitment from the Connecticut Department of Economic and Community Development (“DECD”) to the Company (as amended, the “DECD Loan Agreement”), to support the Genetic Sequencing Laboratory Project in Branford, Connecticut, with funding based on the achievement of certain project development phases. The DECD Loan Agreement, provides for a total loan commitment of $15.5 million at a fixed annual interest rate of 2.0% for a term of 10 years. The Company is required to make interest-only payments through July 2023 and principal and interest payments commencing in August 2023. The final payment of principal and interest is due in July 2028. However, under the terms of the DECD Loan Agreement, the DECD may grant partial principal loan forgiveness of up to $12.3 million in the aggregate. Such forgiveness is contingent upon the Company achieving job creation and retention milestones and $4.5 million has been forgiven as of June 30, 2023. This commitment is collateralized by providing a security interest in certain machinery and equipment the Company acquired from ISMMS, as defined in a separate security agreement.
In January 2023, the Company amended the DECD Loan Agreement, which resulted in the Company agreeing to pay $2.0 million in principal, obtaining $2.8 million in debt forgiveness for achieving its Phase 2 job milestone, and agreeing to two new forgiveness milestone targets for its Phase 3 job milestone (eligible for $2 million in forgiveness) and the final phase job milestone (eligible for $1 million in forgiveness) (the “2022 Amended DECD Loan Agreement”). Upon execution of this amendment in January 2023, the Company paid the $2.0 million in principal and received $2.75 million in

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
debt forgiveness, both of which were classified as current liabilities as of December 31, 2022 and the Company recognized the debt forgiveness as other income in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2023. The terms of the 2022 Amended DECD Loan Agreement require the Company to make interest-only payments through July 2024 and principal and interest payments commencing in August 2024 through July 2029 at the same fixed annual interest rate of 2.0%.
The outstanding loan balance from the DECD Loan Agreement was $6.3 million as of June 30, 2023.
Maturities of Long-Term Debt
As of June 30, 2023, long-term debt matures as follows (in thousands):

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
Operating Leases
The Company's operating lease arrangements are principally for office space and laboratory facilities. The Company’s headquarter lease was initially entered into via sub-lease agreements with ISMMS and a third party and will expire in 2034. The Company also entered into a separate lease with a third party for space in the same building as its headquarters and that lease expires in 2029. The agreements include escalating rent and rent-free period provisions. Pursuant to the terms of the lease agreement, the Company was required to have issued an irrevocable standby letter of credit to the lessor for $0.9 million, which was included in restricted cash in the condensed consolidated balance sheets as of June 30, 2023 and consolidated balance sheets as of December 31, 2022.
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

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
In March 2023, the Company entered into an agreement with ISMMS to use its commercially reasonable efforts to exercise the early termination option existing in the lease agreement between ISMMS and the lessor. This triggered lease modification accounting to shorten the total lease term, from a total of 23 years remaining to an estimated 13 years remaining, as the Company intends to request the exercise of this option available. The Company is required to make a payment of $8.4 million as an early termination fee if they choose to exercise this option. This modification resulted in an increase in the operating lease liability by $2.0 million and an increase in the finance lease liability by $2.6 million, respectively, due to reassessment and reapplication of the incremental borrowing rate as of the lease modification date. The Company identified indicators of impairment specifically with the modification of the sublease agreement. As a result, the Company has recorded a $1.6 million impairment charge within impairment loss in the Company’s condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2023, of which $0.8 million was allocated to the right-of-use asset associated with the sublease.
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
The tables below present financial information associated with the Company’s leases (in thousands).

	Classification	June 30, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$33,684	$32,758
Finance lease assets	Property and Equipment, net	8,761	8,604
Total lease assets		$42,445	$41,362

Liabilities
Current
Operating	Short-term lease liabilities	2,645	$2,409
Finance	Short-term lease liabilities	2,701	3,712
Non-current
Operating	Long-term lease liabilities	45,826	$44,468
Finance	Long-term lease liabilities	17,922	15,545
Total lease liabilities		$69,094	$66,134

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Lease cost	Three months ended June 30, 2023	Three months ended June 30, 2022
Operating lease cost
Operating lease cost	$1,538	$1,582
Short-term lease cost	200	137
Variable lease cost	231	152
Total operating lease cost	$1,969	$1,871

Finance lease cost
Depreciation and amortization of leased assets	$673	$912
Interest on lease liabilities	402	531
Total finance lease cost	$1,075	$1,443
Total lease cost	$3,044	$3,314

Lease cost	Six months ended June 30, 2023	Six months ended June 30, 2022
Operating lease cost
Operating lease cost	$3,273	$2,962
Short-term lease cost	403	306
Variable lease cost	495	279
Total operating lease cost	$4,171	$3,547

Finance lease cost
Depreciation and amortization of leased assets	$1,448	$1,824
Interest on lease liabilities	946	1,083
Total finance lease cost	$2,394	$2,907
Total lease cost	$6,565	$6,454
Future minimum lease payments under non-cancellable leases as of June 30, 2023 are as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
2023 (remainder of the year)	$3,038	$2,996	$6,034
2024	4,648	3,241	7,889
2025	6,462	1,973	8,435
2026	6,110	1,986	8,096
2027	6,259	2,045	8,304
Thereafter	43,794	20,923	64,717
Total	$70,311	$33,164	$103,475
Less: imputed interest	$(21,840)	$(12,541)	$(34,381)
Present value of lease liabilities	$48,471	$20,623	$69,094
Other information related to leases as of and for the three months ended June 30, 2023 are as follows:

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023
Weighted-average remaining lease term (years)
Operating leases	10.3
Finance leases	11.5

Weighted-average discount rate
Operating leases	6.3%
Finance leases	7.8%

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,117
Operating cash flows from finance leases	$946
Financing cash flows from finance lease	$1,221
10. Commitments and Contingencies
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments primarily related to material and service agreements, laboratory supplies and software. As of June 30, 2023, the Company’s total future payments under noncancellable unconditional purchase commitments having a remaining term of over one year were $1.4 million. The Company enters into contracts with suppliers to purchase materials needed for diagnostic testing. These contracts generally do not require multiple-year purchase commitments.
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
Except as described below, the Company was not a party to any material legal proceedings as of June 30, 2023, nor is it a party to any material legal proceedings as of the date of issuance of these unaudited condensed consolidated financial statements.
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
On February 7, 2023, a stockholder commenced a lawsuit in the Delaware Court of Chancery. The suit is brought as a class action on behalf of stockholders of CMLS who did not redeem their shares in connection with the Business Combination. The suit names as defendants all directors of CMLS at the time of the transaction, including directors who continue to serve on the Company’s board of directors, as well as CMLS Holdings LLC, the Former Sponsor. The Company is not named as a defendant. The complaint alleges that the July 2, 2021 proxy statement mailed to CMLS stockholders in connection with the transaction contained false and misleading statements, and purports to assert a claim of breach of fiduciary duty against all individual defendants, and a similar claim against the Former Sponsor and certain individuals for breach of fiduciary duty as control persons. The suit seeks to recover unspecified damages on behalf of the alleged class, among other relief. After defendants moved to dismiss the case, plaintiff filed an amended complaint on July

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
6, 2023 The Company believes the allegations and claims made in the amended complaint are without merit. The Company is subject to certain claims for advancement and indemnification by the individual defendants in this proceeding.
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
As described in Note 18, “Subsequent Events,” on July 21, 2023, the Board of Directors of the Company approved the 2023 Equity Inducement Plan (the “Equity Inducement Plan”) and, subject to the adjustment provisions of the Equity Inducement Plan, reserved 500,000 shares of the Company’s Class A common stock for issuance pursuant to equity awards to be granted under the Equity Inducement Plan.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) became effective in connection with the Business Combination. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. On each January 1 of each of 2022 through 2031, the aggregate number of shares of Class A common stock reserved for issuance under the 2021 Plan may be increased automatically by the number of shares equal to one percent (1%) of the total number of shares of all classes of common stock issued and outstanding immediately preceding December 31. The Company did not make any grants of purchase rights under the 2021 ESPP during the quarter ended June 30, 2023. A total of 336,816 shares of Class A common stock have been reserved for future issuance under the 2021 ESPP.
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

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
All stock options granted under the 2021 Plan are accounted for as equity awards.
The following summarizes the stock option activity during the six months ended June 30, 2023:

	Stock Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2022	798,873	$49.83
Options granted	—	—
Options exercised	(50,444)	5.05
Options forfeited or canceled	(92,263)	114.87
Balance at June 30, 2023	656,166	$47.85
Options exercisable at June 30, 2023	428,231	$36.41
As of June 30, 2023, unrecognized stock-based compensation cost related to the unvested portion of the Company’s stock options was $5.9 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 1.7 years.
There were no stock options awarded during the three and six month period ended June 30, 2023. The fair value of the stock option awards for the period ended June 30, 2022 were estimated using the Black-Scholes option pricing model with the following assumptions:

Six months ended June 30, 2022

Expected volatility	65.20% - 75.00%
Expected term (in years)	5.48 - 6.07
Risk-free interest rate	1.65% -3.03%
Dividend yield	—
Fair value of Class A common stock	$72.60 - $113.85
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

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Balance at December 31, 2022	855,061	$77.88
Restricted Stock Units granted	1,534,210	$9.90
Restricted Stock Units vested	(213,955)	$60.17
Restricted Stock Units forfeited	(233,606)	$100.79
Balance at June 30, 2023	1,941,710	$20.86
Additionally, the Company issued 18,794 RSUs subject to both service and performance based vesting conditions to the Executive Chairman of the Company. The grant date was established during the first quarter period and vesting of the RSUs will be based on the achievement of performance goals established for calendar year 2023.
Earn-out RSUs
The grant date fair value determined for Triggering Event I, II and III was $60.06, $45.87 and $31.02 per unit, respectively. Any re-allocated RSUs due to the Legacy Sema4 option holders’ forfeiture activities during the period ended June 30, 2023 were accounted for as new grants and the fair value determined for Triggering Event I, II and III was $0.00, $0.00 and $0.00 per unit, respectively. Based on the grant date fair value, the Company recorded a reversal of stock-based compensation of $0.8 million due to the Legacy Sema4 option holders’ forfeiture activities. The Company recognizes the stock-compensation cost over the longer of the derived service period or service period. The earn-out RSUs expired in July 2023.
Stock Appreciation Rights (SAR) Activity
The Company historically granted SAR to one employee and one consultant with exercise condition of a liquidation event. As a result of the Business Combination, settlement of the outstanding vested SARs in exchange for a cash payment and to cancel the outstanding unvested SARs was agreed upon and an expense of $3.8 million related to the vested SAR was recognized by the Company. There were no outstanding SARs as of June 30, 2023.
The Company recorded a reversal of stock-based compensation of $7.5 million and $4.5 million during the three months ended June 30, 2023 and 2022, respectively, and $15.6 million and $9.7 million during the six months ended June 30, 2023 and 2022, respectively, due to forfeiture activities upon employee terminations. Stock-based compensation expense for all awards granted and outstanding is included within the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,
	2023	2022
Cost of services	$251	$1,810
Research and development	(675)	6,515
Selling and marketing	(143)	1,255
General and administrative	675	13,141
Total stock-based compensation expense	$108	$22,721

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

	Six months ended June 30,
	2023	2022
Cost of services	$(1,415)	$3,191
Research and development	268	10,856
Selling and marketing	(80)	3,664
General and administrative	1,383	22,569
Total stock-based compensation expense	$156	$40,280
12. Income Taxes
Income tax benefit for the six months ended June 30, 2023 and 2022 was $0.3 million and $49.1 million, respectively. Income taxes for these periods are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events should they occur. The Company’s estimated annual effective tax rate was 0.33% for the six months ended June 30, 2023.
The difference between the Company’s effective tax rates in 2023 and 2022 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company currently has valuation allowances against a significant portion of its deferred tax assets primary related to its net operating loss carryforwards and tax credit carryforwards.
13. Net Income (loss) per Share
Basic and diluted loss per share attributable to common stockholders was calculated as follows (amounts in thousands, except for share and per share amounts):

	Three months ended June 30,
	2023	2022
Numerator:
Net (loss) income attributable to common stockholders	$(46,719)	$(85,742)
Denominator:
Denominator for basic and diluted earnings per share-weighted-average common shares	25,418,358	10,234,910
Basic and diluted earnings (loss) income per share	$(1.84)	$(8.38)

	Six months ended June 30,
	2023	2022
Numerator:
Net (loss) income attributable to common stockholders	$(107,708)	$(162,638)
Denominator:
Denominator for basic and diluted earnings per share-weighted-average common shares	22,754,948	8,827,829
Basic and diluted earnings (loss) income per share	$(4.73)	$(18.42)
As a result of the Reverse Stock Split, the Company has retroactively adjusted the weighted-average number of shares of common stock outstanding prior to the Reverse Stock Split by a ratio of 1-for-33 to determine the number of shares of common stock into which they converted.

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables summarize the outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been anti-dilutive:

	As of June 30,
	2023	2022
Outstanding options and RSUs to purchase Class A common stock	2,597,876	1,722,560
Outstanding warrants	666,515	666,515
Outstanding earn-out shares	555,216	508,556
Outstanding earn-out RSUs	21,196	67,855
Total	3,840,803	2,965,486

14. Restructuring Costs
During the six months ended June 30, 2023, the Company’s strategic realignment was completed by exiting its reproductive and women’s health testing business, which included carrier screening, noninvasive prenatal, and other ancillary reproductive testing offerings. The Company ceased accepting samples for these tests on December 14, 2022 and notified its customers impacted by the decision immediately. As a result, the Company eliminated approximately 500 positions, and ceased operations at its Stamford, CT laboratory. When combined with the Company’s prior reductions in workforce during 2022, the exit resulted in the elimination of approximately 32.5% of the Company’s workforce which existed at the time of the announcement.
The table below provides certain information concerning restructuring activity during the six months ended June 30, 2023:

	Reserve Balance at December 31, 2022	Charged to Costs and Expenses	Payments and Other	Reserve Balance at June 30, 2023
Severance	$4,770	$759	$(4,499)	$1,030
Others	$253	$18	$(254)	$17
Total	5,023	$777	$(4,753)	$1,047
The Company may incur additional expenses not currently contemplated due to events associated with the reduction in workforce. The charges that the Company expects to incur in connection with the reduction in workforce are estimates and subject to a number of assumptions, and actual results may differ materially.

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
15. Supplemental Financial Information
Accounts payable and accrued expenses consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022

Accounts payable	$25,011	$46,017
Accrued purchases	16,748	20,314
Reserves for refunds to insurance carriers	12,693	17,001
Other	315	1,546
Total	$54,767	$84,878
Other current liabilities consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2022

Accrued bonus	$5,870	$8,429
Accrued payroll	1,479	3,905
Accrued benefits	4,534	1,529
Accrued commissions	970	1,656
Accrued severance	1,030	4,770
Current portion of long-term debt	—	4,750
Indemnification liabilities	—	13,470
Current portion of the contingent consideration liabilities	1,030	6,019
Other	5,004	5,177
Total	$19,917	$49,705
16. Segment Reporting
The Company’s business is aligned with how the chief operating decision maker (“CODM”) reviews performance and makes decisions in managing the Company. As of June 30, 2023, the Company has identified two reportable segments: (i) GeneDx inclusive of Legacy GeneDx and Legacy Sema4 data revenues and associated costs and (ii) Legacy Sema4 diagnostics. The GeneDx segment primarily provides pediatric and rare disease diagnostics with a focus on whole exome and genome sequencing and, to a lesser extent data and information services. The Legacy Sema4 diagnostics segment provided reproductive and women’s health and somatic oncology diagnostic testing and screening products. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. The CODM evaluates segment performance based on revenue and adjusted gross margin. Prior to the Acquisition, the Company had one segment which is characterized as “Legacy Sema4” in the table below. Prior to the date of the Acquisition, consolidated results were the same as the results of this segment and therefore the results for the three and six months ended June 30, 2022 have not been presented below.

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)	GeneDx	Legacy Sema4	Total
Three Months Ended June 30, 2023:
Revenue	$45,226	$3,480	$48,706
Adjusted cost of services	28,452	—	28,452
Adjusted gross margin (loss)	16,774	3,480	20,254

Reconciliations:
Depreciation and amortization	1,233	—	1,233
Stock-based compensation	251	—	251
Restructuring charges	13	—	13
Gross margin (loss)	$15,277	$3,480	$18,757

(in thousands)	GeneDx	Legacy Sema4	Total
Six Months Ended June 30, 2023:
Revenue	$85,919	$5,926	$91,845
Adjusted cost of services	55,278	2,080	57,358
Adjusted gross margin (loss)	30,641	3,846	34,487

Reconciliations:
Depreciation and amortization	1,709	113	1,822
Stock-based compensation	556	(1,971)	(1,415)
Restructuring charges	56	31	87
Gross margin (loss)	$28,320	$5,673	$33,993
The following table summarizes the Company’s disaggregated revenue (in thousands):

	Three months ended June 30, 2023
	GeneDx	Legacy Sema4	Consolidated
Diagnostic test revenue:
Patients with third-party insurance	$27,093	$3,480	$30,573
Institutional customers	15,748	—	$15,748
Self-pay patients	314	—	314
Total diagnostic test revenue	43,155	3,480	46,635
Other revenue	2,071	—	2,071
Total	$45,226	$3,480	$48,706

	Six months ended June 30, 2023
	GeneDx	Legacy Sema4	Consolidated
Diagnostic test revenue:
Patients with third-party insurance	$49,976	$5,926	$55,902
Institutional customers	31,808		$31,808
Self-pay patients	775		775
Total diagnostic test revenue	82,559	5,926	88,485
Other revenue	3,360	—	3,360
Total	$85,919	$5,926	$91,845

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Management manages assets on a total company basis, not by reporting segment. The CODM does not regularly review any asset information by reporting segment and, accordingly, the Company does not report asset information by reporting segment.
17. Goodwill and Intangible Assets
As discussed in Note 3, Business Combinations, upon the Acquisition of Legacy GeneDx in April 2022, the Company recorded initial goodwill of $185.9 million through its preliminary purchase allocation. The purchase price allocation for acquired businesses may be modified for up to one year from the date of acquisition if additional facts or circumstances lead to changes in the Company’s preliminary purchase accounting estimates. The Company is complete with measurement period adjustments as of June 30, 2023.
The changes in the carrying amounts of goodwill were as follows (in thousands):

June 30, 2023
Balance as of December 31, 2022	$—
Additions	—
Measurement period adjustments	478
Impairment charges	(478)
Balance as of June 30, 2023	$—
The following table reflects the fair values and remaining useful lives of the acquired intangible assets identified based on the Company’s preliminary purchase accounting assessments as of June 30, 2023 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period (in years)
Tradenames and trademarks	$50,000	$3,646	$46,354	14.8
Developed technology	48,000	7,000	41,000	6.8
Customer relationships	98,000	5,717	92,283	18.8
	$196,000	$16,363	$179,637
Amortization expense for tradenames and trademarks and developed technology of $2.3 million and $1.5 million was recorded in general and administrative for the three months ended and $4.6 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively, within the condensed consolidated statements of operations and comprehensive loss. Amortization expense for customer relationships of $1.2 million and $0.8 million for the three months ended and $2.4 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively was recorded in selling and marketing within the condensed consolidated statements of operations and comprehensive loss.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2023 (in thousands):

2023 (remainder of the year)	7,012
2024	14,025
2025	14,025
2026	14,025
2027	14,025
Thereafter	116,525
Total estimated future amortization expense	$179,637
18. Subsequent Events

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
In July 2023, the Company adopted the 2023 Equity Inducement Plan and, subject to the adjustment provisions of the Equity Inducement Plan, reserved 500,000 shares of the Company’s Class A common stock for issuance pursuant to equity awards to be granted under the Equity Inducement Plan. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, the only persons eligible to receive grants of equity awards under the Equity Inducement Plan are individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company.

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

On November 14, 2022, we announced our plan to pursue a new strategic direction focused on our exome and whole genome sequencing business coupled with our Centrellis® data platform. As part of our strategic realignment, on November 11, 2022, our board of directors approved our exit from Legacy Sema4’s reproductive and women’s health testing business, which included carrier screening, noninvasive prenatal, and other ancillary reproductive testing offerings. We exited the operations of the reproductive and women’s health testing services during the first quarter of 2023. As a result of this business exit, we eliminated approximately 500 positions, and ceased operations at the Stamford, CT laboratory. The combined reductions in workforce eliminated approximately 32.5% of our workforce in 2022. Our go-forward testing services have been consolidated and are performed out of our Gaithersburg, MD laboratory, which was primarily used for our pediatric and rare disease testing services.

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
During the six months ended June 30, 2023, we resulted 107,706 tests, of which all were processed by the Legacy GeneDx laboratory compared to the period ended June 30, 2022, in which we resulted approximately 276,171 tests in Legacy Sema4 and Legacy GeneDx laboratories. The volume decrease from 2022 to 2023 can be primarily attributed to the Company’s decision to terminate its Legacy Sema4 reproductive health and somatic oncology testing activities in 2022. This was partially compensated by the addition of volumes from Legacy GeneDx’s laboratory subsequent to the Acquisition’s closing, as elaborated below.
Acquisition of Legacy GeneDx
In January 2022, we and our wholly-owned subsidiaries, Orion Merger Sub I, Inc. (“Merger Sub I”) and Orion Merger Sub II, LLC (“Merger Sub II”) entered into an Agreement and Plan of Merger and Reorganization (as amended, the “Acquisition Merger Agreement”), with GeneDx, Inc., a New Jersey corporation (“Legacy GeneDx”) and a wholly-owned subsidiary of OPKO, GeneDx Holding 2, Inc. (“Holdco”), and OPKO to acquire 100% of Legacy GeneDx (the “Acquisition”). Subject to the terms and conditions of the Acquisition Merger Agreement, we agreed to pay consideration to OPKO for the Acquisition of (i) $150 million in cash at the closing of the Acquisition, subject to certain adjustments as provided in the Acquisition Merger Agreement, (ii) 2.4 million shares of our Class A common stock to be issued at the closing of the Acquisition and (iii) up to $150 million payable following the closing of the Acquisition, if certain revenue-based milestones were achieved for each of the fiscal years ending December 31, 2022 and December 31, 2023. On April 14, 2023, as a result of the first milestone payment of $112.5 million becoming due and payable in full, we issued 701,460 shares of our Class A common stock to OPKO pursuant to the Acquisition Merger Agreement. The remaining milestone payment, if and to the extent earned under the terms of the Acquisition Merger Agreement, will be satisfied through the payment and/or issuance of a combination of cash and/or shares of our Class A common stock (valued at a fixed $160.38 per share, subject to adjustment for stock splits and similar changes), with such mix to be determined in our sole discretion.
The Acquisition closed on April 29, 2022. Our net loss for the six months ended June 30, 2023 includes the results of operations of Legacy GeneDx from the date of acquisition.
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
Russia and Ukraine Conflict
During the first quarter of 2022, Russia commenced a military invasion of Ukraine, and the ensuing conflict has created disruption in the region and around the world. Our reliance on in-country resources is inconsequential. To date, this has not had a material effect on our operations, and we have taken additional measures in securing and monitoring data and remote access.
We continue to closely monitor the ongoing conflict and related sanctions, which could impact our business, financial results and results of operations in the future.
COVID-19 Impact
During 2023, our test volumes improved to what would, at this time, be considered normalized market conditions. A COVID-19 resurgence in the United States could however have a material impact on our results of operations, cash flows, and financial condition.
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
Funds provided under the ERC are refundable tax credits for 50% of qualified wages paid to employees during the pandemic. A company is eligible for the ERC (1) its operations have been fully or partially suspended because of COVID-19 or (2) its gross receipts in a calendar quarter in 2020 declined by more than 50% from the same period in 2019. At the time of applying for the ERC, we concluded that it was reasonably possible the eligibility requirements would be met; however, due to a change in circumstances, we have re-evaluated our position and concluded that the funds received under the ERC needed to be repaid back. Therefore, in July 2023, we remitted $2.7 million of payment and reduced a liability initially recorded in other current liabilities on the unaudited condensed consolidated balance sheets.
Recent Developments
On May 15, 2023, we released $12.1 million in restricted cash to OPKO upon expiration of the one year escrow period pursuant to the Acquisition Merger Agreement.
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
We generally expect related party expenses to decrease as we establish our own internal and external resources to fulfill the administrative and other services we have historically procured from ISMMS and due to the expiration of majority of the services provided by OPKO under the OPKO Transition Services Agreement related to the acquisition of the Legacy GeneDx business at the end of the first quarter of 2023.
Interest Income
Interest income consists of interest earned on money market funds.
Interest Expense
Interest expense consists of interest costs incurred related to our finance leases and our long-term debt arrangements, including unused line fee and the amortization of deferred transaction costs related to the loan and security agreement entered into with Silicon Valley Bank, now a division of First Citizens BancShares, Inc. that provides a $125 million revolving credit facility described elsewhere in this report. No amounts have been drawn under the revolving credit facility as of June 30, 2023.
Other Income
Other income consists primarily of the loan forgiveness as discussed in our unaudited condensed consolidated financial statements in Note 8 “Long-Term Debt” included within this Quarterly Report. We recognized $2.8 million of principal forgiven in the DECD loan during the six months ended June 30, 2023.

Comparison of the three months ended June 30, 2023 and 2022
The following table sets forth our results of operations for the periods presented:

	Three months ended June 30,
	2023	2022
	(in thousands)
Revenue
Diagnostic test revenue	$46,635	$34,004
Other revenue	2,071	2,165
Total revenue	48,706	36,169
Cost of services	29,949	65,767
Gross profit	18,757	(29,598)
Research and development	17,138	27,168
Selling and marketing	15,182	32,827
General and administrative	37,341	71,325
Related party expenses	1,052	1,731
Impairment loss	—	—
Other, net	(334)	—
Loss from operations	(51,622)	(162,649)

Other income (expense), net:
Change in fair market value of warrant and earn-out contingent liabilities	3,547	28,182
Interest income	1,700	382
Interest expense	(626)	(790)
Other income	86	56
Total other (expense) income, net	4,707	27,830
Loss before income taxes	(46,915)	(134,819)
Income tax benefit	196	49,077
Net loss and comprehensive loss	$(46,719)	$(85,742)
Revenue

			Change
	Three months ended June 30,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Diagnostic test revenue	$46,635	$34,004	$12,631	37%
Other revenue	2,071	2,165	(94)	(4)%
Total revenue	$48,706	$36,169	$12,537	35%

Total revenue decreased by $12.5 million, or 35%, to $48.7 million for the three months ended June 30, 2023, from $36.2 million for the three months ended June 30, 2022.
Diagnostic test revenue period over period overall increased by $12.6 million, or 37%, to $46.6 million for the three months ended June 30, 2023, from $34.0 million for the three months ended June 30, 2022. The increase was attributable to the inclusion of $17.3 million in revenues from Legacy GeneDx following the closing of the Acquisition in April 2022, and as result of a significant increase in whole exome and genome sequencing test volumes and a $3.3 million increase for the partial release of a third party payor in reserve established in prior periods. This was partially offset by a decrease of $7.3 million with the Company’s decision to discontinue the Legacy Sema4 reproductive health and somatic oncology testing activities in 2022.
Other revenue decreased by a nominal amount from the three months ended June 30, 2022 to the three months ended June 30, 2023.

Cost of Services

			Change
	Three months ended June 30,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Cost of services	$29,949	$65,767	$(35,818)	(54)%
Cost of services decreased by $35.8 million, or 54%, to $29.9 million for the three months ended June 30, 2023, from $65.8 million for the three months ended June 30, 2022. The decrease was primarily attributable to a $45.1 million decrease in cost of services as a result of the discontinuance of Legacy Sema4’s reproductive health and somatic oncology testing activities, and a $1.5 million decrease in stock-based compensation expense primarily due to the reversal of the expense based on forfeitures of unvested equity awards. This was offset by the inclusion of $10.2 million of Legacy GeneDx’s cost of services following the closing of the Acquisition in April 2022.
Research and Development

			Change
	Three months ended June 30,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Research and development	$17,138	$27,168	$(10,030)	(37)%
Research and development expense decreased by $10.0 million, or 37%, to $17.1 million for the three months ended June 30, 2023, from $27.2 million for the three months ended June 30, 2022. The decrease was primarily attributable to a $6.0 million decrease in Legacy Sema4 research and development costs as a result of restructuring activities announced in 2022, and a $7.2 million decrease in stock-based compensation expense primarily due to the reversal of the expense based on forfeitures of unvested equity awards. The decrease was partially offset by the inclusion of $3.1 million of Legacy GeneDx research and development costs following the closing of the Acquisition in April 2022.
Selling and Marketing

			Change
	Three months ended June 30,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Selling and marketing	$15,182	$32,827	$(17,645)	(54)%
Selling and marketing expense decreased by $17.6 million, or 54%, to $15.2 million for the three months ended June 30, 2023, from $32.8 million for the three months ended June 30, 2022. The decrease was primarily attributable to the decrease of $23.4 million in selling and marketing costs associated with the discontinuance of Legacy Sema4’s reproductive health and somatic oncology testing activities, and a $1.4 million decrease in stock-based compensation expense primarily due to the reversal of the expense based on forfeitures of unvested equity awards. This decrease was partially offset by the inclusion of $7.7 million of Legacy GeneDx costs following the closing of the Acquisition in April 2022.
General and Administrative

			Change
	Three months ended June 30,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
General and administrative	$37,341	$71,325	$(33,984)	(48)%
General and administrative expense decreased by $34.0 million, or 48%, to $37.3 million for the three months ended June 30, 2023, from $71.3 million for the three months ended June 30, 2022. The decrease was primarily attributable to costs associated with the discontinuance of Legacy Sema4’s reproductive health and somatic oncology testing activities in the prior year, which reflects a decrease in overall headcount costs, including $12.5 million of lower stock-based compensation expense resulting from forfeitures of unvested equity awards and $2.9 million of lower restructuring costs. In addition, prior year costs include $9.1 million of transaction and business integration costs associated with the Legacy GeneDx Acquisition. This decrease was partially offset by the inclusion of $9.9 million of Legacy GeneDx costs following the closing of the Acquisition in April 2022.
Related Party Expenses

			Change
	Three months ended June 30,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Related party expenses	$1,052	$1,731	$(679)	(39)%
Related party expenses decreased by $0.7 million, or 39%, to $1.1 million for the three months ended June 30, 2023, from $1.7 million for the three months ended June 30, 2022. The decrease was primarily attributable to the expiration of a majority of the services provided by OPKO under the OPKO Transition Services Agreement.
Other, net

			Change
	Three months ended June 30,		2022 to 2023
	2023	2022	$		%
	(dollars in thousands)
Other, net	(334)	—	$(334)	—	—%
Other, net increased by $0.3 million for the three months ended June 30, 2023, from zero for the three months ended June 30, 2022. The increase was due primarily to gain of $3.0 million recognized on the sale of certain assets sold as a result of an auction held during the current period. This was partially offset by a $2.6 million inventory reserve established during the second quarter of 2023 for obsolete inventory.
Interest Income

			Change
	Three months ended June 30,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Interest income	$1,700	$382	$1,318	345%
Interest income increased by $1.3 million, to $1.7 million for the three months ended June 30, 2023, from $0.4 million for the three months ended June 30, 2022 due to increase in the average cash balances held in our interest-bearing and money market deposit accounts and increases in interest rates.
Interest Expense

			Change
	Three months ended June 30,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Interest expense	$(626)	$(790)	$164	(21)%
Interest expense decreased by a nominal amount from the three months ended June 30, 2022 to June 30, 2023.

Other Income (Expense)

			Change
	Three months ended June 30,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Other income	$86	$56	$30	(100)%
Other income increased by a nominal amount from the three months ended June 30, 2022 to June 30, 2023.

Comparison of the six months ended June 30, 2023 and 2022
The following table sets forth our results of operations for the periods presented:

	Six months ended June 30,
	2023	2022
	(in thousands)
Revenue
Diagnostic test revenue	$88,485	$86,499
Other revenue	3,360	3,611
Total revenue	91,845	90,110
Cost of services	57,852	114,083
Gross profit (loss)	33,993	(23,973)
Research and development	31,730	48,483
Selling and marketing	28,634	58,456
General and administrative	81,030	118,027
Related party expenses	2,799	3,015
Impairment loss	2,120	—
Other	(334)	—
Loss from operations	(111,986)	(251,954)

Other income (expense), net:
Change in fair market value of warrant and earn-out contingent liabilities	94	41,372
Interest income	2,432	409
Interest expense	(1,393)	(1,598)
Other income	2,802	56
Total other income (expense), net	3,935	40,239
Loss before income taxes	(108,051)	(211,715)
Income tax benefit	343	49,077
Net loss and comprehensive loss	$(107,708)	$(162,638)

	Six months ended June 30,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Diagnostic test revenue	$88,485	$86,499	$1,986	2%
Other revenue	3,360	3,611	(251)	(7)%
Total revenue	$91,845	$90,110	$1,735	2%

Total revenue increased by $1.7 million, or 2%, to $91.8 million for the six months ended June 30, 2023, from $90.1 million for the three months ended June 30, 2022.

Diagnostic test revenue period over period overall increased by $2.0 million, or 2%, to $88.5 million for the six months ended June 30, 2023, from $86.5 million for the six months ended June 30, 2022. The increase was attributable to inclusion of revenue of $51.4 million from Legacy GeneDx following the closing of the Acquisition in April 2022 and a $3.3 million increase for the partial release of a third party payor reserve established in prior periods. This was partially offset by $52.8 million due to the Company’s decision to discontinue the Legacy Sema4 reproductive health and somatic oncology testing activities in 2022.

Other revenue decreased by a nominal amount from the six months ended June 30, 2022 to the six months ended June 30, 2023.

	Six months ended June 30,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Cost of services	$57,852	$114,083	$(56,231)	(49)%

Cost of services decreased by $56.2 million, or 49%, to $57.9 million for the six months ended June 30, 2023, from $114.1 million for the six months ended June 30, 2022. The decrease was primarily attributable to a $87.3 million decrease in cost of services as a result of the discontinuance of Legacy Sema4’s reproductive health and somatic oncology testing activities, and a $4.6 million decrease in stock-based compensation expense primarily due to the reversal of the expense based on forfeitures of unvested equity awards. This was offset by the inclusion of $35.5 million of Legacy GeneDx’s cost of services following the closing of the Acquisition in April 2022.

	Six months ended June 30,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Research and development	$31,730	$48,483	$(16,753)	(35)%
Research and development expense decreased by $16.8 million, or 35%, to $31.7 million for the six months ended June 30, 2023, from $48.5 million for the six months ended June 30, 2022. The decrease was primarily attributable to a $13.0 million decrease in Legacy Sema4 research and development costs as a result of restructuring activities announced in 2022, and a $10.6 million decrease in stock-based compensation expense primarily due to the reversal of the expense based on forfeitures of unvested equity awards. The decrease was partially offset by the inclusion of $7.0 million of Legacy GeneDx research and development costs following the closing of the Acquisition in April 2022.
Selling and Marketing

			Change
	Six months ended June 30,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Selling and marketing	$28,634	$58,456	$(29,822)	(51)%
Selling and marketing expense decreased by $29.8 million, or 51%, to $28.6 million for the six months ended June 30, 2023, from $58.4 million for the six months ended June 30, 2022. The decrease was primarily attributable to the decrease of $46.0 million in selling and marketing costs associated with the discontinuance of Legacy Sema4’s reproductive health and somatic oncology testing activities, and a $3.7 million decrease in stock-based compensation expense primarily due to the reversal of the expense based on forfeitures of unvested equity awards. This decrease was partially offset by the inclusion of $20.0 million of Legacy GeneDx costs following the closing of the Acquisition in April 2022.

General and Administrative

			Change
	Six months ended June 30,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
General and administrative	$81,030	$118,027	$(36,997)	(31)%
General and administrative expense decreased by $37.0 million, or 31%, to $81.0 million for the six months ended June 30, 2023, from $118.0 million for the six months ended June 30, 2022. The decrease was primarily attributable to the decrease of $39.9 million in general and administrative costs associated with the discontinuance of Legacy Sema4’s reproductive health and somatic oncology testing activities and a $21.2 million decrease in stock-based compensation expense primarily due to the reversal of the expense based on forfeitures of unvested equity awards. This decrease was partially offset by the inclusion of $24.5 million of Legacy GeneDx costs following the closing of the Acquisition in April 2022.
Related Party Expenses

			Change
	Six months ended June 30,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Related party expenses	$2,799	$3,015	$(216)	(7)%
Related party expenses decreased by $0.2 million, or 7%, to $2.7 million for the six months ended June 30, 2023, from $3.0 million for the six months ended June 30, 2022. The decrease was primarily attributable to the expiration of a majority of the services provided by OPKO under the OPKO Transition Services Agreement.
Impairment Loss

			Change
	Six months ended June 30,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Impairment loss	2,120	—	$2,120	100%
Impairment loss increased by $2.1 million for the six months ended June 30, 2023, from zero for the six months ended June 30, 2022. The increase was due primarily to impairment loss recorded in connection with the lease modification as further described in Note 9, “Leases” in our unaudited condensed consolidated financial statements included within this Quarterly Report.
Other, net

			Change
	Six months ended June 30,		2022 to 2023
	2023	2022	$		%
	(dollars in thousands)
Other, net	(334)	—	$(334)	—	—%
Other, net increased by $0.3 million for the six months ended June 30, 2023, from zero for the six months ended June 30, 2022. The increase was due primarily to gain of $3.0 million recognized on the sale of certain assets sold as a result of an auction held during the current period. This was partially offset by a $2.6 million inventory reserve established during the second quarter of 2023 for obsolete inventory.
Interest Income

Interest Income

			Change
	Six months ended June 30,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Interest income	$2,432	$409	$2,023	495%
Interest income increased by $2.0 million, or 495%, to $2.4 million for the six months ended June 30, 2023, from $0.4 million for the six months ended June 30, 2022. The increase was due to increases in the average cash balances held in our interest-bearing and money market deposit accounts and increases in interest rates.
Interest Expense

			Change
	Six months ended June 30,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Interest expense	$(1,393)	$(1,598)	$205	(13)%
Interest expense decreased by a nominal amount from the six months ended June 30, 2022 to June 30, 2023.
Other Income

			Change
	Six months ended June 30,		2022 to 2023
	2023	2022	$	%
	(dollars in thousands)
Other income	$2,802	$56	$2,746	(100)%

Other income increased by $2.8 million, or 100%, for the six months ended June 30, 2023, from a nominal amount mainly due to the principal loan forgiveness under the amendment to the DECD loan. See Note 8. “Long-Term Debt” in our unaudited condensed consolidated financial statements included within this Quarterly Report.
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

The following is a reconciliation of gross profit to our Adjusted Gross Profit and of our gross margin to Adjusted Gross Margin for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022
	(in thousands)
Revenue	$48,706	$36,169
Cost of services	29,949	65,767
Gross Profit	18,757	(29,598)
Gross Margin	39%	(82)%
Add:
Depreciation and amortization expense	1,233	3,316
Stock-based compensation expense	251	1,810
Restructuring costs (1)	13	205
Adjusted Gross Profit	$20,254	$(24,267)
Adjusted Gross Margin	42%	(67)%
__________________
(1)Represent costs incurred for restructuring activities, which include severance packages offered to impacted employees and third party consulting costs incurred during the periods presented.

	Six months ended June 30,
	2023	2022
	(in thousands)
Revenue	$91,845	$90,110
Cost of services	57,852	114,083
Gross Profit	33,993	(23,973)
Gross Margin	37%	(27)%
Add:
Depreciation and amortization expense	1,822	6,132
Stock-based compensation expense	(1,415)	3,191
Restructuring costs (1)	87	311
Adjusted Gross Profit	$34,487	$(14,339)
Adjusted Gross Margin	38%	(16)%
__________________
(1)Represent costs incurred for restructuring activities, which include severance packages offered to impacted employees and third party consulting costs incurred during the periods presented.

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
The following is a reconciliation of our net loss to Adjusted EBITDA for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022
	(in thousands)
Net loss	$(46,719)	$(85,742)
Interest expense, net (1)	(1,074)	408
Income tax benefit	(196)	(49,077)
Depreciation and amortization	10,332	8,964
Stock-based compensation expense	108	22,721
Impairment loss	—	—
Transaction, acquisition and business integration costs (2)	—	9,099
Restructuring costs (3)	1,637	6,832
Change in fair market value of financial liabilities (4)	(3,547)	(28,182)
Gain on sale of assets	(2,954)	—
Third party payor reserve release	(3,238)	—
Provision for excess and obsolete inventory associated with Legacy Sema4	2,620	—
Other income, net	(86)	(56)
Adjusted EBITDA	$(43,117)	$(115,033)
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
(4)Represents the change in fair market value of the liabilities associated with our public warrants, private placement warrants and the earn-out shares that were issuable under the terms of the merger agreement for our business combination.

The following is a reconciliation of our net loss to Adjusted EBITDA for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
	(in thousands)
Net loss	$(107,708)	$(162,638)
Interest expense, net (1)	(1,039)	1189
Income tax benefit	(343)	(49,077)
Depreciation and amortization	18,968	14,767
Stock-based compensation expense	156	40,280
Impairment loss	2,120	—
Transaction, acquisition and business integration costs (2)	—	13,436
Restructuring costs (3)	2,339	9,561
Change in fair market value of financial liabilities (4)	(94)	(41,372)
Gain on sale of assets	(2,954)	—
Third party payor reserve release	(4,308)	—
Provision for excess and obsolete inventory associated with Legacy Sema4	2,620	—
Other income, net (5)	(2,802)	(56)
Adjusted EBITDA	$(93,045)	$(173,910)
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
(4)Represents the change in fair market value of the liabilities associated with our public warrants, private placement warrants and the earn-out shares that were issuable under the terms of the merger agreement for our business combination.
(5)For the six months ended June 30, 2023, the amount includes $2.8 million of gain on debt forgiveness under the amendment to the DECD loan.
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

Material Cash Requirements for Known Contractual Obligations and Commitments
We anticipate fulfilling our contractual obligations and commitments with existing cash and cash equivalents, which amounted to $156.7 million as of June 30, 2023, or through additional capital raised to finance our operations; see “Liquidity and Capital Resources”.

Our future minimum payments under non-cancellable operating lease agreements were $70.3 million as of June 30, 2023 and $80.1 million as of December 31, 2022. Our future payments under finance leases were $33.2 million as of June 30, 2023 and $60.8 million as of December 31, 2022. The timing of these future payments, by year, can be found in our audited financial statements in Note 9, “Leases” included within our Annual Report on Form 10-K for the year ended December 31, 2022, and our unaudited condensed consolidated financial statements in Note 9, “Leases,” included within this Quarterly Report, respectively.

We entered into a settlement agreement related to the Legacy Sema4 business with one of our third-party payors in 2022, in order to settle the claims related to coverage and billing matters allegedly resulting in overpayments by the payor to the Legacy Sema4 business including those related to multi-gene tests, such as carrier screening services. Under the settlement agreement, the total settlement amount is $42 million, to be paid by us to the payor in a series of installments over the next four years with the final installment payment scheduled to be on or before June 30, 2026. The first installment payment of $15 million was made on December 30, 2022 and the next installment of $5.0 million is due in December 2023. In consideration for the payments, the payor has agreed to provide releases of the disputed claims, which releases became effective on or about March 31, 2023. For more information regarding this matter, see Note 4, “Revenue Recognition” included within our Annual Report on Form 10-K for the year ended December 31, 2022, and our unaudited condensed consolidated financial statements in Note 4, “Revenue Recognition,” included within this Quarterly Report, respectively.

Cash Flows

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(109,061)	$(166,139)
Net cash used in investing activities	(11,733)	(134,210)
Net cash (used in) provided by financing activities	140,046	197,897
Operating Activities
Net cash used in operating activities during the six months ended June 30, 2023 was $109.1 million, which was primarily attributable to a net loss of $107.7 million, a gain on sale of assets of $3.0 million and a gain on debt forgiveness of $2.8 million. This was partially offset by non-cash depreciation and amortization of $19.0 million, an impairment loss of $2.1 million and a provision for excess and obsolete inventory of $2.6 million. The net change in our operating assets and liabilities primarily reflected a $10.2 million decrease in accounts receivable primarily resulting from our decision to discontinue Legacy Sema4 reproductive health and somatic oncology testing activities in 2022, and a $5.4 million decrease in prepaid expenses and other current assets mainly driven by the amortization of insurance policy premiums. Additionally, there was a reduction of $25.4 million in accounts payable and accrued expenses primarily driven by the wind down of the Legacy Sema4 business and a $5.6 million decrease in other current liabilities was mainly driven by the payment of 2022 performance bonuses.
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

Investing Activities
Net cash used in investing activities during the six months ended June 30, 2023 was $11.7 million, which was primarily attributable to the $12.1 million in consideration on escrow paid for the Legacy GeneDx Acquisition.
Net cash used in investing activities during the six months ended June 30, 2022 was $134.2 million, which was attributable to $127 million cash consideration for the Acquisition of Legacy GeneDx, $2.7 million in purchases of property and equipment and $4.5 million of costs related to development of internal-use software assets.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2023 was $140.0 million, which was primarily driven by the $143.0 million net proceeds from the underwritten public offering and concurrent registered direct offering, net of issuance costs, which was offset partially by the DECD loan payment of $2 million and $1.2 million of finance lease payments.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, and restricted cash consists of bank deposits and money market funds, which totaled $157.6 million as of June 30, 2023 and $138.3 million as of December 31, 2022, respectively. Such interest-bearing instruments carry a degree of risk. However, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and restricted cash. The majority of our cash, cash equivalents and restricted cash are uninsured with account balances in excess of the Federal Deposit Insurance Company limits. On March 14, 2023, we announced full access to our capital with nearly 100% of the Company’s cash and cash equivalents held in an institution designated as systematically important financial institutions.
The revolving credit facility under the SVB Agreement includes variable interest rate terms for the outstanding principal amount of any advance. Therefore, changes change in interest rates can impact our interest payments we are obligated to pay. As of June 30, 2023, no amounts had been drawn under the SVB Agreement. Additional information on our long-term debt can be found in our audited financial statements in Note 8, “Long-Term Debt” and our unaudited condensed consolidated financial statements in Note 8, “Long-Term Debt.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because of the material weaknesses in internal control over financial reporting as of December 31, 2022 that we previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022 has not been fully remediated as of June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that on January 1, 2023 a majority of the services provided by OPKO under the OPKO Transition Services Agreement that had been in place since the date of Acquisition related to certain accounting processes and financial systems expired. We are continuing to take steps to remediate the material weaknesses in our internal control over financial reporting, as discussed above.

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

On February 7, 2023, a stockholder commenced a lawsuit in the Delaware Court of Chancery. The suit was brought as a class action on behalf of stockholders of CMLS who did not redeem their shares in connection with the Business Combination. The suit names as defendants all directors of CMLS at the time of the transaction, including directors who continue to serve on the Company’s board of directors, as well as CMLS Holdings LLC, (the “Former Sponsor”). The Company is not named as a defendant. The complaint alleges that the July 2, 2021 proxy statement mailed to CMLS stockholders in connection with the transaction contained false and misleading statements, and purports to assert a claim of breach of fiduciary duty against all individual defendants, and a similar claim against the Former Sponsor and certain individuals for breach of fiduciary duty as control persons. The suit seeks to recover unspecified damages on behalf of the alleged class, among other relief. After defendants moved to dismiss the case, plaintiff filed an amended complaint on July 6, 2023. The Company believes the allegations and claims made in the amended complaint are without merit The Company is subject to certain claims for advancement and indemnification by the individual defendants in this proceeding.
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
We have incurred net losses and negative cash flows from operations since its inception, including net losses of $46.7 million for the six months ended June 30, 2023 and $549.0 million for the year ended December 31, 2022. As of June 30, 2023, we had an accumulated deficit of $1,232.1 million. We expect to continue to generate significant operating losses for the foreseeable future.
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
In 2020, we received $5.4 million as part of the stimulus, comprised of $2.6 million received under the PRF and $2.8 million received under the ERC. In 2021, we received an additional $5.6 million under the PRF distribution. Funds provided under the PRF distributions to healthcare providers are not loans and will not be required to be repaid; however, as a condition to receiving these payments, providers must agree to certain terms and conditions and submit sufficient documentation demonstrating that the funds are being used for healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic. Funds provided under the ERC distributions are refundable tax credits for 50% of qualified wages paid to employees during the pandemic. A company is eligible for the ERC (1) its operations have been fully or partially suspended because of COVID-19, or (2) its gross receipts in a calendar quarter in 2020 declined by more than 50% from the same period in 2019. At the time of applying for the ERC, we concluded that the eligibility requirements were met. However, subsequent to the filing of the application, our revenue was revised due to a change in estimate as a result of finalizing our accounting records, which impacted the applicable periods and calculations for determining eligibility and may no longer meet the eligibility requirements. As such, we have deferred the recognition of the funds received under the ERC distribution and recorded the proceeds in other liabilities on the balance sheets as of June 30, 2023 and December 31, 2022.
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
The COVID-19 pandemic, together with related precautionary measures in response to the pandemic, materially disrupted our business during certain periods in 2021. Although our test volumes improved to what would be considered normalized market conditions during 2022 and continued to be so during the six months ended June 30, 2023, the COVID-19 pandemic, or other similar public health emergencies in the future, may disrupt our business in the future and materially and adversely affect our business and financial results.
We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We currently incorporate artificial intelligence (“AI”) solutions into our Centrellis® platform to access, combine, curate, and analyze health information, including longitudinal patient medical history data, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal medical and genetic data of patients analyzed within such applications. Any such cybersecurity incidents related to our use of AI applications to analyze personal data could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI and it various uses, will require significant resources to develop, test and maintain our Centrellis® platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.
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
We may never become profitable.
We have incurred losses since our formation and we expect to continue to generate significant operating losses for the foreseeable future. As of June 30, 2023 and December 31, 2022, we have an accumulated deficit of approximately $1,232.1 million and $1.1 billion, respectively. We expect to continue investing significantly toward development and commercialization of our products and services and expect to continue efforts to reduce operating costs. If our revenue does not grow significantly, or if we are unable to achieve planned cost reductions, we will not be profitable. We cannot be certain that the revenue from the sale of any products or services based on our technologies will be sufficient to make us profitable.
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
In addition to a decline in our revenue growth rate, we may also experience downward pressure on our gross operating margins resulting from a variety of factors, such as the continued expansion of our business into new fields, including new products and services, as well as significant investments in new areas, all of which may have margins lower than those that we generate from testing. We may also experience downward pressure on our gross operating margins from increasing competition and increased costs for many aspects of our business. We may also pay increased fees to our partners as well as increased acquisition costs. We may also face an increase in infrastructure costs, supporting other businesses. Additionally, our expenditures to promote new products and services or to distribute certain products and services or increased investment in our innovation efforts across our Centrellis® platform may affect our operating margins.
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
In the course of preparing Legacy Sema4’s financial statements as of December 31, 2020, we previously identified material weaknesses in our internal control over financial reporting. Certain of these material weaknesses remain unremediated as of June 30, 2023. For a discussion of these material weaknesses, see “Item 4. Controls and Procedures”,
Our management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weaknesses. However, we cannot guarantee that the steps we have taken or may subsequently take have been or will be sufficient to remediate the material weaknesses or ensure that our internal controls are effective. For a discussion of our remediation plan and actions, see “Item 4. Controls and Procedures.”
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
We rely on the Mount Sinai Health System (together with its related entities, “Mount Sinai”), which is a related party, for substantially all of the de-identified clinical records in our databases. In addition, we sublease certain facilities from Mount Sinai, we provide certain research and data services to Mount Sinai, and we and Mount Sinai have entered into certain collaborative and commercial arrangements. Certain of our employees perform duties for or on behalf of Mount Sinai. Furthermore, we may in the future enter into other contracts for services or other engagements with Mount Sinai.
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
Finally, the Acquisition may result in post-transaction disputes with OPKO or the other counterparties to the Acquisition Merger Agreement and the related agreements regarding a number of matters, including any post-closing adjustments to the cash consideration, the occurrence or non-occurrence of any Milestone Event (as defined in the Acquisition Merger Agreement for the Acquisition) or payment of the remaining Milestone Payment (as defined in the Acquisition Merger Agreement) or any liabilities for which we or OPKO believes it was indemnified under the Acquisition Merger Agreement.
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
•health information privacy and security, including the federal Health Insurance Portability and Accountability Act (“HIPAA”) and comparable state laws;
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
•Clinical and human subjects research regulations, including but not limited to the federal Policy for Protection of Human Subjects (45 C.F.R. Part 46), the Food, Drug, and Cosmetics Act and its applicable implementing regulations at 21 C.F.R. Parts 11, 50, 54, 56, 58 and 812, and all equivalent legal requirements in other jurisdictions.

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
Healthcare reform laws, including the Patient Protection and Affordable Care Act (“ACA”) and the Protecting Access to Medicare Act of 2014 (“PAMA”) are significantly affecting the U.S. healthcare and medical services industry. Existing legislation, and possible future legal and regulatory changes, including potential repeal or modification of the ACA, elimination of penalties regarding the individual mandate for coverage, or approval of health plans that allow lower levels of coverage for preventive services, could materially change the structure and finances of the health insurance system and the methodology for reimbursing medical services, drugs and devices, including our current and future products and services. The ACA has also been the subject of various legal challenges, and if the plaintiffs in any case challenging the ACA are ultimately successful, insurance coverage for our tests could be materially and adversely affected. Any change in reimbursement policy could result in a change in patient cost-sharing, which could adversely affect a provider’s willingness to prescribe and patient’s willingness and ability to use our tests and any other product or service we may develop. Healthcare reforms, which may intend to reduce healthcare costs, may have the effect of discouraging third-party payors from covering certain kinds of medical products and services, particularly newly developed technologies, or other products or tests we may develop in the future. We cannot predict whether future healthcare reform initiatives will be implemented at the federal or state level or the effect any such future legislation or regulation will have on it. The taxes imposed by new legislation, cost reduction measures and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, which may adversely affect our business, financial condition and results of operations.
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
There have been several cases involving “gene patents” and diagnostic claims that have been considered by the U.S. Supreme Court. In March 2012, the Supreme Court in Mayo Collaborative Services v. Prometheus Laboratories, Inc, found a patented diagnostic method claim unpatentable because the relationship between a metabolite concentration and optimized dosage was a patent-ineligible “law of nature.” In June 2013, the Supreme Court ruled in ACLU v. Myriad Genetics, Inc, that an isolated genomic DNA sequence is not patent eligible while complementary DNA, or “cDNA” is eligible. The Prometheus and Myriad decisions, as well as subsequent case law, affect the legal concept of subject matter eligibility by seemingly narrowing the scope of the statute defining patentable inventions.

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
Additionally, the implementation of GDPR has led other jurisdictions to either amend or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR. For example, on June 28, 2018, California adopted the CCPA. The CCPA regulates how certain for-profit businesses that meet one or more CCPA applicability thresholds collect, use, and disclose the personal information of consumers who reside in California. Among other things, the CCPA confers to California consumers the right to receive notice of the categories of personal information that will be collected by a business, how the business will use and share the personal information, and the third parties who will receive the personal information; the CCPA also confers rights to access, delete, or transfer personal information; and the right to receive equal service and pricing from a business after exercising a consumer right granted by the CCPA. In addition, the CCPA allows California consumers the right to opt out of the “sale” of their personal information, which the CCPA defines broadly as any disclosure of personal information to a third party in exchange for monetary or other valuable consideration. The CCPA also requires a business to implement reasonable security procedures to safeguard personal information against unauthorized access, use, or disclosure. California amended the law in September 2018 to exempt all PHI collected by certain parties subject to HIPAA, and further amended the law in September 2020 to clarify that de-identified data as defined under HIPAA will also be exempt from the CCPA. The California Attorney General’s final regulations implementing the CCPA took effect on August 14, 2020. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches resulting from a business’s failure to implement and maintain reasonable data security procedures that is expected to increase data breach litigation. In addition, California voters recently approved the California Privacy Rights Act of 2020 (“CPRA,”) that went into effect on January 1, 2023. The CPRA among other things, amends the CCPA to give California residents the ability to limit the use of their sensitive information provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. Other jurisdictions in the United States are beginning to propose and enact laws similar to the CCPA. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation, which could increase our potential liability and adversely affect our business, results of operations, and financial condition.
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
We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.33 per public warrant; provided that the last reported sales price of our Class A common stock equals or exceeds $594.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give notice of such redemption to the warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us. Redemption of the outstanding public warrants could force the warrant holders: (i) to exercise their public warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) to sell their public warrants at the then-current market price when they might otherwise wish to hold their public warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of their public warrants. None of the private placement warrants will be redeemable by us so long as they are held by the Former Sponsor or its permitted transferees.
Our warrants are exercisable for our Class A common stock, which will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of June 30, 2023, our public warrants are exercisable for 447,223 shares of Class A common stock at $379.50 per share. Our private warrants are exercisable for 219,293 shares of Class A common stock at $379.50 per share. The additional shares of our Class A common stock issuable upon exercise of our warrants will result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock.
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
Included on our condensed consolidated balance sheet as of June 30, 2023 are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. For example, during the first half of 2023, we recognized a $0.2 million in non-cash gains on the fair value of our warrants due to the change in fair market value. If the price of our Class A common stock decreases, we expect we would incur non-cash gains on our warrants in future reporting periods.
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
After giving effect to the Reverse Stock Split, we had 25,761,147 shares of Class A common stock outstanding as of June 30, 2023. We have filed a registration statement which registers the offer and sale from time to time by certain selling stockholders of up to 356,524,688 shares of our Class A common stock, although the 676,878 shares of our Class A common stock registered on behalf of OPKO pursuant to this registration statement will be subject to certain transfer restrictions pursuant to the shareholder agreements that were entered into in connection with the Acquisition. To the extent shares of our Class A common stock are sold into the market pursuant to an effective registration statement, under Rule 144 under the Securities Act or otherwise, particularly in substantial quantities and following the end of the transfer restrictions provided for in the shareholder agreements in the case of OPKO and the other stockholders party to such shareholder agreements, the market price of our Class A common stock could decline.
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
Our Class A common stock and public warrants are listed on the Nasdaq under the symbols “WGS” and “WGSWW,” respectively. On December 28, 2022, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC that we were not in compliance with the Minimum Bid Price Requirement set forth in Nasdaq Listing Rule 5450(a)(1) for the last 30 consecutive trading days for continued listing on the Nasdaq. The Minimum Bid Price Requirement requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days. The notification provided that we had 180 calendar days, or until June 26, 2023, to regain compliance with the Minimum Bid Price Requirement.To regain compliance, the closing bid price of our Class A common stock must be at least $1.00 per share for a minimum of 10 consecutive trading days prior to June 26, 2023, and we must otherwise satisfy The Nasdaq’s requirements for listing. In order to regain compliance, we effected the Reverse Stock Split on May 4, 2023. On May 18, 2023, we received a letter from the staff of The Nasdaq Stock Market LLC indicating that we had regained compliance with the Minimum Bid Price Requirement as of such date.

No assurance can be given that we will continue to meet applicable Nasdaq continued listing standards or that future noncompliance will not occur. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our Class A common stock or our public warrants from the Nasdaq, which could materially reduce the liquidity of our Class A common stock or public warrants and result in a corresponding material reduction in the price of our Class A common stock or public warrants. Investors’ ability to sell or purchase our securities when they wish to do so would also be impaired. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the inability to expand our business, potential loss of confidence by investors and employees, and fewer business development and strategic investment opportunities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On April 14, 2023, as a result of the first milestone payment becoming due and payable in full, we issued 701,460 shares of our Class A common stock to OPKO pursuant to the Acquisition Merger Agreement. The shares of Class A common stock were not registered under the Securities Act, and were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. OPKO represented its intention to acquire the shares for investment only and not with a view to or for sale in connection with any distribution.

Issuer Purchases of Equity Securities

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information
None.
Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Quarterly Report.

No.	Description of Exhibit	Form	Exhibit	Filing Date	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of GeneDx Holdings Corp.	8-K	3.1	07/28/2021

3.2	First Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of GeneDx Holdings Corp.	8-K	3.1	01/09/2023

3.3	Second Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of GeneDx Holdings Corp.	8-K	3.1	04/17/2023

3.4	Third Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of GeneDx Holdings Corp.	8-K	3.1	04/28/2023

3.5	Amended and Restated Bylaws of GeneDx Holdings Corp.	8-K	3.2	01/09/2023

10.1*	2023 Equity Inducement Plan	8-K	10.1	07/24/2023

10.2*	Form of Option Award Agreement under the 2023 Equity Inducement Plan	8-K	10.2	07/24/2023

10.3*	Form of Restricted Stock Unit Award Agreement under the 2023 Equity Inducement Plan	8-K	10.3	07/24/2023

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)				X

*	Management Contract or Compensatory Plan
**	Furnished.

Signatures

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENEDX HOLDINGS CORP.

Date: August 8, 2023		/s/ Katherine Stueland
	Name:	Katherine Stueland
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2023		/s/ Kevin Feeley
	Name:	Kevin Feeley
	Title:	Chief Financial Officer (Principal Financial Officer)