Form 10-K
period 2023-12-31
GeneDx Holdings Corp.
filed 2024-02-23
CIK 1818331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 001-39482
GeneDx Holdings Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-1966622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Ludlow Street, North Tower, 6th Floor Stamford, Connecticut 06902
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: (888) 729-1206
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7252(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was approximately $96 million as of June 30, 2023, based on the closing sale price of such stock as reported on the Nasdaq Global Select Market.

The registrant had outstanding 26,053,551 shares of Class A common stock as of February 20, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the registrant’s 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”).

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
•unforeseen circumstances or other disruptions to normal business operations arising from general economic and political conditions such as recessions, rising inflation and interest rates, supply chain interruptions and manufacturing constraints, public health emergencies such as but not limited to the COVID-19 pandemic, natural disasters, acts of terrorism or other uncontrollable events;
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
•our expectations or ability to build our own commercial infrastructure to scale, market and sell our products;
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
•our accounting estimates and judgments, including our expectations regarding the adequacy of our reserves for third party payor claims, our estimates of the fair value of the second Milestone Payment (as defined below) related to the Acquisition (as defined below) and our conclusions regarding the appropriateness of the carrying value of intangible assets;
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

Part I
Item 1. Business
The description of our business and operations below reflect the exits from the somatic tumor testing and the reproductive and women’s health testing businesses during the fourth quarter of 2022 and the first quarter of 2023, respectively.
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
Overview
GeneDx sits at the intersection of diagnostics and data science, pairing decades of genomic expertise with an ability to interpret clinical data at scale. We believe we are well-positioned to accelerate the use of genomics to enable precision medicine as the standard of care. Our initial focus is in pediatric and rare diseases, two areas in which we believe we have competitive advantages and can deliver on our vision today.
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
Today, we are powered by our industry-leading genomic interpretation platform, and we believe exome and genome testing will become the standard for diagnosis of genetic disease, with the potential to transform healthcare and improve patients’ quality of life.
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
Most companies in today’s genetics industry are taking a test-by-test approach to cross the chasm from genetics early adopters to genome-guided healthcare in the mainstream market. We believe that driving clinician and patient awareness and influencing policy decisions may facilitate uptake within the industry. In addition, making genetics part of mainstream medicine requires advancing the technology to provide personalized and actionable health insights. It also requires having a robust, well-characterized dataset that can maximize answers and minimize unknowns to drive a new era of discovery.
Exome and whole genome sequencing provide the broadest view into the genomic variant—we are looking comprehensively into over 20,000 genes, while panels look at anywhere from two to a few hundred genes. While most of the industry has focused on panels, we have focused on exome and whole genome developing structured gene-disease knowledge curated by our team of experts to power automated interpretation and reporting.
One Test
The genome is composed of 3 billion “letters”, or base pairs, of DNA. The exome is a portion of the genome that encodes proteins, which are involved in many different types of cellular functions. Changes in a genome or exome can change the way proteins are formed or utilized by the cell, potentially causing disease.
When patients present with complex issues, a genetic diagnosis may be available, but a traditional genetic panel test may be too narrow to identify the cause. Some genetic disorders present with very specific symptoms, so tests that read the “letters” of a single gene or a small panel of genes, may make sense for physicians to use in diagnosis. But for many other genetic diseases, patients can present with overlapping symptoms so finding the correct diagnosis is not always straightforward and may require multiple tests, costly evaluations, invasive procedures, and long hospital stays. Exome and genome sequencing can find different genetic alterations, or variants, that more targeted tests miss and are especially useful when the timing is critical to directing or altering medical management.
With over 20 years of operation, GeneDx has a proven track record of expertise in genetic testing. We launched the industry’s first commercially available next generation sequencing panels in 2008, pioneered exome sequencing in 2012 and have sequenced over 500,000 exomes to date. We have performed over a million genetic tests and worked tirelessly to develop:
•A curated database of disease-associated genomic variants;
•Proprietary bioinformatics and variant interpretation pipelines; and
•Rapid exome and whole genome sequencing testing options.
The status quo of genetic testing requires repeated and fragmented testing which, in many cases, is conducted too late for physicians to use in treatment of patients. Targeted genetic tests and panels have been largely commoditized leaving physicians, healthcare partners and patients searching for deeper answers and enhanced utility. The scalable exome and whole genome interpretation that we can deliver at speed do not require a long, complex, expensive, expert-guided search and may make most other genetic tests obsolete. In addition, using whole genome testing is incredibly simple: it’s designed to be Just One Test.
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
Market Opportunity
Our primary growth engine in the short term will be expanding our current market-leading exome sequencing capabilities in the outpatient setting, including geneticists, pediatric development specialists, and other pediatric specialists, as well as the in-patient setting, also referred to as Neonatal Intensive Care Units (“NICU”). As we plan for longer-term growth, we believe there is a large data partnership opportunity with biopharmaceutical (“biopharma”) companies, international testing opportunities, as well as a market to provide interpretation and information services for customers that sequence locally but look to GeneDx for analysis and interpretation.
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
To achieve these objectives, we:
•Deploy our team of approximately 70 field-based sales representatives and medical science liaisons, and plan to construct an industry-leading brand, product, marketing, communications and market access platform by leveraging decades of earned trust across the genetics community.
•Partner with leaders across health systems, manufacturers, commercial and governmental payors and advocacy groups. We aim to collaborate on programs to establish definitive clinical and economic case for broad use of genomic-guided medicine. Such programs will focus on:

◦support for rapid whole genome sequencing in the NICU and Pediatric Developmental Disorder settings;
◦diagnosis of disease and prevention of chronic conditions in adults; and
◦use of rapid whole genome sequencing for broad newborn screening.
•Plan to open new markets and geographies and unlock the value of our dataset with independently scalable cloud-based interpretation and information service offerings. This will enable healthcare partners to incorporate genetics into clinical care by accessing our analysis and interpretation capabilities remotely while sequencing locally to reduce complexity, logistics cost and wait times, and align to local restrictions where applicable;
•Plan to launch a new provider and patient experience with the eventual goal of providing lifelong access and portability of genomic information. At initial sequence, rapid results provide clinicians simple, actionable, easy to understand results for non-geneticists and tailored resources for patients and caregivers. On an ongoing basis, reanalysis unlocks a renewable source of insight, replacing any future germline screening. We will sequence once, and analyze for life.
•Plan to optimize our services to become a solutions provider of choice for biopharma. Such solutions will focus on three value-added services:
◦FIND: Finding rare disease patients for clinical trial recruitment and/or delivery of targeted therapeutics.
◦UNDERSTAND: Supporting research and development for targeted therapies with analytic reports leveraging clinicogenomics data across multiple therapeutic areas with an initial emphasis in rare disease.
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
We are also participating in certain collaborative studies aimed to provide evidence of the clinical and economic benefit for exome and whole genome sequencing. Two such studies currently underway include the SeqFirst study—in collaboration with Seattle Children’s Hospital and University of Washington—which is designed to demonstrate the broad utility of rapid whole genome sequencing for critically ill newborns and, the Genomic Uniform-Screening Against Rare Diseases In All Newborns (“GUARDIAN”) study—in collaboration with New York-Presbyterian, Columbia University, New York State Department of Health and Illumina—which is designed to assess whole genome sequencing to screen newborns for more conditions than those currently included in standard newborn screening in the United States. The goals of these studies are to drive earlier diagnosis and treatment to improve the health of the newborns who participate in such studies, generate evidence to support the expansion of newborn screening through genomic sequencing, and characterize the prevalence and natural history of rare genetic conditions.
Competition
Our competitors include companies that offer molecular genetic testing and consulting services, including specialty and reference laboratories that offer traditional single- and multi-gene tests and biopharmaceutical companies. In addition, there are a large number of new entrants into the market for genetic information ranging from informatics and analysis pipeline developers to focused, integrated providers of genetic tools and services for health and wellness, including Illumina, Inc., which is also one of our suppliers. In addition to the companies that currently offer traditional genetic testing services and research centers, other established and emerging healthcare, information technology and service companies may commercialize competitive products including informatics, analysis, integrated genetic tools and services for health and wellness. Principal competitors include companies such as Baylor, Centogene, Exact Sciences, Rady Children’s Hospital as well as other commercial and academic labs.
Customers and Seasonality
We receive payment for our products and services from third-party payors, patients, business-to-business clients, and from other healthcare partners. Substantially all of our revenue for the year ended December 31, 2023 has been primarily derived from diagnostic test reports and we expect this trend to continue in the near-term. We expect over time to achieve a mix of revenue from diagnostic tests, data and information solutions, newborn screening products and information and interpretation services.
Less than 5% of our revenues today are derived from referral sources outside of the United States. We expect over time to increase rest of world revenue as knowledge and understanding of the benefits of exome and whole genome sequencing continue to expand.

We have historically experienced higher revenue in our fourth quarter compared to other quarters in our fiscal year due in part to seasonal demand of our tests from patients who have met their annual insurance deductible. However, changes in our product and payor mix might cause these historical seasonal patterns to be different than future patterns of revenue or financial performance.
For information regarding our customer concentration in relation to certain of the Company’s third-party payors, see Note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements. We have experienced incrementally less concentration among third-party payors following the exits from reproductive health and somatic tumor testing in 2022.
Raw Materials and Suppliers
We rely on a limited number of suppliers, including Illumina, Inc., Integrated DNA Technologies Incorporated, Agilent Technologies, Roche Holdings Ltd., QIAGEN, Inc. and Twist Biosciences, for certain laboratory reagents, as well as sequencers and other equipment and materials, which we use in our laboratory operations. Our operations could be interrupted if we encounter delays or difficulties in securing reagents, sequencers or other equipment or materials, and if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations and reputation. We believe that there are only a few other manufacturers that are currently capable of supplying and servicing the equipment necessary for our operations, including sequencers and various associated reagents and enzymes. The use of equipment or materials provided by these replacement suppliers would require us to alter our operations. Transitioning to a new supplier would be time consuming and expensive, may result in interruptions in operations, could affect the performance specifications of our laboratory operations or could require that we revalidate our tests. We cannot be certain that we will be able to secure alternative equipment, reagents and other materials, or bring such equipment, reagents and materials online and revalidate them without experiencing interruptions in our workflow. If we encounter delays or difficulties in securing, reconfiguring or revalidating equipment and materials, our business and reputation could be adversely affected.
Intellectual Property
We rely on a combination of intellectual property rights, including trade secrets, copyrights, trademarks, customary contractual protections to protect our core technology and intellectual property.
Patents
The fields of genomic and health information analysis present limited opportunities for patent protection, based on current legal precedents. Our patent protection strategy has focused on seeking protection for certain of our non-gene specific technology and our specific biomarkers. In this regard, we have three pending U.S. non-provisional utility patent applications and one patent application pending in the European Patent Office. The utility patent applications include a U.S. patent application related to identifying cancer diagnosis from electronic health records using a cancer diagnosis analysis system, a U.S. patent application related to providing a homologous recombination DNA repair deficiency score for a cancer patient, and U.S. and European patent applications related to therapeutic treatment for subjects having certain polymorphic markers associated with specific human leukocyte antigen alleles. If patents are issued from the currently pending applications, the earliest patents will begin expiring in the early 2040s, subject to potential extensions of the patent term that will be calculated based on the length of the patent examination process. The claim scope of any potentially issued patents stemming from the present applications may be narrowed from initial filings due to any amendments that may arise throughout their prosecution.
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
Human Capital Resources
We aim to recruit, develop, and retain diverse, high-quality talent and are committed to creating a workplace that supports the success of its people by investing in their personal development and career growth. Our team of nearly 1,000 individuals are champions of not only our organization, but our patients, providers and partners.
Our values
Our values guide our interactions. Our model represents the interconnectedness of sometimes opposing values, where both are required to accomplish our mission. These values are:
•Bravery & Humility
•Openness & Accountability
•Equitability & Integrity
•Rigorous & Efficient Development
•Simplicity & Curiosity
Talent Development
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

Clinical Laboratory Improvement Amendments of 1988 and State Regulation
Our clinical laboratories must hold certain federal, state and local licenses, certifications and permits to conduct our business. Laboratories in the United States that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease or impairment, or the assessment of health are subject to the Clinical Laboratory Improvement Amendments of 1988, as amended, and its implementing regulations (“CLIA”). CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, inspections, quality control, quality assessment and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification also is a prerequisite to be eligible to bill state and federal health care programs, as well as many commercial third-party payors, for laboratory testing services. Our laboratory located in Gaithersburg, Maryland is CLIA certified to perform high complexity tests. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. The regulatory and compliance standards applicable to the testing we perform may change over time, and any such changes could have a material effect on our business.
As a condition of CLIA certification, our laboratory is subject to survey and inspection every two years to assess compliance with program standards, in addition to being subject to additional random inspections. The biennial survey is conducted by the Centers for Medicare & Medicaid Services (“CMS”), a CMS agent (typically a state agency), or a CMS-approved accreditation organization. Our Gaithersburg laboratory has been accredited by the College of American Pathologists (“CAP”), which means that our laboratory has been certified as following CAP guidelines in operating the laboratory and in performing tests that ensure the quality of our results. Because our laboratory is accredited by CAP, which is a CMS-approved accreditation organization, CMS does not perform these biennial surveys and inspections and relies on our CAP surveys and inspections. We may also be subject to additional unannounced inspections.
CLIA provides that a state may adopt laboratory regulations that are not inconsistent with those under federal law, and a number of states have implemented their own (sometimes more stringent) laboratory regulatory requirements. CLIA does not preempt state laws that have established laboratory quality standards that are at least as stringent as the federal law requirements under CLIA. State laws may require that nonresident laboratories, or out-of-state laboratories, maintain a laboratory license to perform tests on samples from patients who reside in that state. As a condition of state licensure, these state laws may require that laboratory personnel meet certain qualifications, specify certain quality control procedures or facility requirements, or prescribe record maintenance requirements. We maintain state laboratory licenses for our Gaithersburg facility in Maryland, New York, California, Pennsylvania and Rhode Island. In addition to having a laboratory license in New York, our laboratory is also required to obtain approval on a test-specific basis for the tests it runs as laboratory developed tests (“LDTs”) by the New York Department of Health before specific testing is performed on samples from New York. If any states currently have or adopt similar licensure requirements in the future, we may be required to modify, delay or stop our operations in those states.
If a laboratory is out of compliance with state laws or regulations governing licensed laboratories or with CLIA, penalties may include suspension, limitation or revocation of the license or CLIA certificate, assessment of civil monetary penalties or fines, civil injunctive suit or criminal penalties. Failure to comply with CLIA could also result in a directed plan of correction and state on-site monitoring. Loss of a laboratory’s CLIA certificate or state license may also result in the inability to receive payments from state and federal health care programs as well as private third-party payors. We believe that we are in material compliance with CLIA and all applicable licensing laws and regulations.
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

Other Regulatory Requirements
We are subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of regulated medical waste, hazardous waste and biohazardous waste, including chemical, biological agents and compounds, blood and bone marrow samples and other human tissue, and radioactive materials. For example, the U.S. Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating specifically to workplace safety for healthcare employers in the United States. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following: the U.S. Department of Transportation, the U.S. Public Health Service, the U.S. Postal Service, the Office of Foreign Assets Control and the International Air Transport Association. We generally use third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials and contractually require them to comply with applicable laws and regulations. These vendors are licensed or otherwise qualified to handle and dispose of such wastes.
Federal and State Healthcare Fraud & Abuse Laws
Federal and State Physician Self-Referral Prohibitions
We are subject to the federal physician self-referral prohibitions, commonly known as the Stark Law. These restrictions generally prohibit a physician who has (or whose immediate family member has) a financial relationship, such as an ownership or investment interest in or compensation arrangement with us, from making referrals for “designated health services”, including clinical laboratory services, if payment for the services may be made under Medicare. If such a financial relationship exists, referrals are prohibited unless a statutory or regulatory exception applies. The Stark Law also prohibits us from billing for any such prohibited referral. These prohibitions apply regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral. Several Stark Law exceptions are relevant to many common financial relationships involving clinical laboratories and referring physicians and may be relied upon if all of the elements of the applicable exception are satisfied. Penalties for violating the Stark Law include the return of funds received for all prohibited referrals, fines, civil monetary penalties and possible exclusion from federal health care programs. In addition, violations of the Stark Law may also serve as the basis for liability under the federal False Claims Act (the “FCA”), which can result in additional civil and criminal penalties. Several states have enacted comparable self-referral laws which may be broader in scope and apply regardless of payor.
Federal and State Anti-Kickback Laws
The federal Anti-Kickback Statute (the “AKS”), makes it a felony for a person or entity, including a clinical laboratory, to, among other things, knowingly and willfully offer, pay, solicit or receive any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in order to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal health care programs. The government may also assert that a claim that includes items or services resulting from a violation of the AKS constitutes a false or fraudulent claim under the FCA, which is discussed in greater detail below. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Although the AKS applies only to items and services reimbursable under any federal health care program, a number of states have passed statutes substantially similar to the AKS that apply to all payors or to state program payors. Penalties for violations of such laws include imprisonment and significant monetary fines and, in the case of the AKS, exclusion from federal health care programs. Federal and state law enforcement authorities scrutinize arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to induce patient care referrals or induce the purchase or prescribing of particular products or services. Generally, courts have taken a broad interpretation of the scope of the AKS, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce referrals or purchases. In addition to statutory exceptions to the AKS, regulations provide for a number of safe harbors. If an arrangement meets the conditions of an applicable exception or safe harbor, it is deemed not to violate the AKS. An arrangement must fully meet each condition of an applicable exception or safe harbor in order to qualify for protection. Failure to meet the conditions of a safe harbor, however, does not render an arrangement illegal. Rather, the government may evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances.
In addition, the federal Eliminating Kickbacks in Recovery Act (the “EKRA”), prohibits knowingly and willfully soliciting or receiving any remuneration (including any kickback, bribe or rebate) directly or indirectly, overtly or covertly, in cash or in kind, in return for referring a patient or patronage to a laboratory; or paying or offering any remuneration (including any kickback, bribe or rebate) directly or indirectly, overtly or covertly, in cash or in kind, to induce a referral of an individual to a laboratory and certain other entities or in exchange for an individual using the services of such entities. The EKRA applies to all payors including commercial payors and government payors, and EKRA violations result in significant fines and/or up to 10 years in jail, separate and apart from existing AKS liability. Several EKRA exceptions are relevant to many common financial relationships involving clinical laboratories and may be relied upon if all of the elements of the applicable exception are satisfied. Failure to meet the requirements of an exception, however, does not render an arrangement illegal. Rather, the government may evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances.
Other Federal and State Fraud & Abuse Healthcare Laws
In addition to the requirements discussed above, several other health care fraud and abuse laws could have an effect on our business.
The FCA prohibits, among other things, a person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval and from, making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim in order to secure payment or retaining an overpayment by the federal government. Under the FCA, a person acts knowingly if he or she has actual knowledge of the information or acts in deliberate ignorance or in reckless disregard of the truth or falsity of the information. Specific intent to defraud is not required. FCA violations can result in penalties of up to three times the actual damages sustained by the government, plus civil penalties for each false claim. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government intervenes and is ultimately successful in obtaining redress in the matter or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the recovery. Several states have enacted comparable false claims laws which may be broader in scope and apply regardless of payor.
The Social Security Act includes civil monetary penalty provisions that impose penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Several states have enacted comparable laws which may be broader in scope and apply regardless of payor. In addition, a person who offers or provides to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable under the civil monetary penalties law. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries, can also be held liable under the civil monetary penalty provisions and certain other laws, such as the AKS and FCA. One of the statutory exceptions to the civil monetary penalty prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The Office of Inspector General of the U.S. Department of Health and Human Services (“HHS”), emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. States may have similar prohibitions.
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
HIPAA authorizes state attorneys general to file suit on behalf of their residents for violations. Courts are able to award damages, costs, and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to file suit against us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care cases in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. In addition, violations of HIPAA could result in significant penalties imposed by the HHS’s Office for Civil Rights. HIPAA also mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities, such as us, and their business associates for compliance with the HIPAA privacy and security standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty paid by the violator.
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
In addition to the CCPA, four new state privacy laws went into effect in 2023, including the Virginia Consumer Data Protection Act, the Utah Consumer Privacy Act, the Colorado Privacy Act, and the Connecticut Personal Data Privacy and Online Monitoring Act. In 2023, seven other states passed comprehensive consumer data privacy laws, and many others have introduced similar consumer privacy laws. These new state privacy laws and any potential federal consumer privacy law will and would impose additional data protection obligations on covered businesses, including additional consumer rights, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. The new and proposed privacy laws may result in further uncertainty and may require us to incur additional expenditures to comply. These regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management and data use practices and incur substantial compliance expense. Our failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use, or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines, damage to our reputation, and loss of goodwill, any of which could have a material adverse effect on our operations, financial performance, and business.
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
Other Data Protection Laws
There are a growing number of jurisdictions around the globe that have privacy and data protection laws that may apply to us as we enter or expand our business in jurisdictions outside of the U.S. These laws are typically triggered by a company’s establishment or physical location in the jurisdiction, data processing activities that take place in the jurisdiction, and/or the processing of personal information about individuals located in that jurisdiction that are targeted, for example, by an offer of goods or services. Certain data protection laws, such as those in the European Union, (the “EU”) and United Kingdom, are comprehensive in nature and include significant requirements around the processing of personal information, while other jurisdictions may have laws less restrictive or prescriptive than those in the U.S. Enforcement of these laws varies from jurisdiction to jurisdiction, with a variety of consequences, including civil or criminal penalties, litigation private rights of action, or damage to our reputation.
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
Information Blocking Prohibition
On May 1, 2020, the Office of the National Coordinator for Health Information Technology promulgated final regulations under the authority of the 21st Century Cures Act to impose new conditions to obtain and maintain certification of certified health information technology and prohibit certain covered actors, including developers of certified health information technology, health information networks/health information exchanges, and health care providers, from engaging in activities that are likely to interfere with the access, exchange, or use of electronic health information (information blocking). The final regulations further defined exceptions for activities that are permissible, even though they may have the effect of interfering with the access, exchange, or use of electronic health information. The information blocking regulations became effective on April 5, 2021. Under the 21st Century Cures Act, health care providers that violate the information blocking prohibition will be subject to appropriate disincentives, which the HHS has yet to establish through required rulemaking. Developers of certified information technology and health information networks/health information exchanges, however, may be subject to civil monetary penalties of up to $1 million per violation. The HHS Office of Inspector General has the authority to impose such penalties and on April 24, 2020, published a proposed rule to codify new authority in regulation, which the agency proposed would be effective 60 days after it issues a final rule but in no event before November 2, 2020. The HHS Office of Inspector General has not yet issued a final rule.
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
In addition to the FTC Act, most U.S. states have unfair and deceptive acts and practices statutes, known as Unfair Deceptive Acts and Practices ("UDAP") statutes, that substantially mirror the FTC Act and have been applied in the privacy and data security context. These vary in substance and strength from state to state. Many have broad prohibitions against unfair and deceptive acts and practices. These statutes generally allow for private rights of action and are enforced by the states’ Attorneys General.
Reimbursement and Billing
In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (“PAMA”), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA (as amended) and its implementing regulations, laboratories that realize at least $12,500 in Medicare Clinical Laboratory Fee Schedule (“CLFS”) revenues during the six month reporting period and that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule must report, beginning in 2017, and then in 2024 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payor payment rates and volumes for their tests. None of our tests meet the current definition of advanced diagnostic laboratory tests, and therefore we believe we are required to report private payor rates for our tests on an every-three-years basis, starting next in 2024. CMS uses the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payor payment rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil money penalties.
As set forth under the regulations implementing PAMA, for tests furnished on or after January 1, 2018, Medicare payments for clinical diagnostic laboratory tests are paid based upon these reported private payor rates. For clinical diagnostic laboratory tests that are assigned a new or substantially revised code, initial payment rates for clinical diagnostic laboratory tests that are not advanced diagnostic laboratory tests will be assigned by the cross-walk or gap-fill methodology, as under prior law. Initial payment rates for new advanced diagnostic laboratory tests will be based on the actual list charge for the laboratory test.
The payment rates calculated under PAMA went into effect starting January 1, 2018. Where applicable, reductions to payment rates resulting from the new methodology were limited to 10% per test per year in each of the years 2018 through 2020. Rates were held at 2020 levels during 2021 and 2022 and will continue to be held at such levels in 2023. Then, where applicable based upon median private payor rates reported in 2017 or 2024, reduced by up to 15% per test per year in each of 2024 through 2026 (with a second round of private payor rate reporting in 2024 to establish rates for 2025 through 2027).
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
Reimbursement and billing for diagnostic services is highly complex, and errors in billing potentially can result denied claims and/or in substantial obligations to repay overpayments to payors. Laboratories must bill various payors, such as private third-party payors, including managed care organizations (“MCO”), and state and federal health care programs, such as Medicare and Medicaid, and each may have different billing requirements. Additionally, the audit requirements we must meet to ensure compliance with applicable laws and regulations, as well as our internal compliance policies and procedures, add further complexity to the billing process. Other factors that complicate billing include:
•variability in coverage and information requirements among various payors;
•patient financial assistance programs;

•missing, incomplete or inaccurate billing information provided by ordering physicians;
•billings to payors with whom we do not have contracts;
•disputes with payors as to which party is responsible for payment; and
•disputes with payors as to the appropriate level of reimbursement.
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

Item 1A. Risk Factors
You should carefully review and consider the following risk factors and the other information contained in this Annual Report on Form 10-K as well as in our other filings with the SEC before deciding whether to invest in our securities. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, net revenue and future prospects. In such event, the trading price of our securities could decline, and you could lose all or part of your investment. This discussion does not address all of the risks that we face, and we may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included herein.
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
Our ability to increase the number of billable tests and our revenue therefrom will depend on our success in achieving reimbursement for our tests from third-party payors. Reimbursement by a payor may depend on a number of factors, including a payor’s determination that a test is appropriate, medically necessary, cost-effective, correctly billed, and has received prior authorization. The commercial success of our current and future products, if approved, will depend on the extent to which our customers receive coverage and adequate reimbursement from third-party payors, including managed care organizations and government payors (e.g., Medicare and Medicaid).
Since each payor makes its own decision as to whether to establish a policy or enter into a contract to cover our tests, as well as the amount it will reimburse for a test, seeking these approvals is a time-consuming and costly process. In addition, the determination by a payor to cover and the amount it will reimburse for our tests will likely be made on an indication-by-indication basis and may consider our billing practices and reimbursements from other payors and from our patient billing programs. To date, we have obtained policy-level reimbursement approval or contractual reimbursement for some indications for our tests from most of the large commercial third-party payors in the U.S., and the Centers for Medicare & Medicaid Services (“CMS”). We believe that establishing adequate reimbursement from Medicare is an important factor in gaining adoption from healthcare providers. Our claims for reimbursement from third-party payors may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive and may not result in payment. In cases where there is not a contracted rate for reimbursement, there is typically a greater coinsurance or copayment requirement from the patient, which may result in further delay or decreased likelihood of collection.
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
Furthermore, in cases where we or our partners have established reimbursement rates with third-party payors, we face additional challenges in complying with their procedural requirements for reimbursement. These requirements often vary from payor to payor and are reassessed by third-party payors on a regular basis, and we have needed additional time and resources to comply with them. We have also experienced, and may continue to experience, delays in or denials of coverage if we do not adequately comply with these requirements. Our third-party payors have also requested, and in the future may request, audits of the amounts paid to us. We have been required to repay certain amounts to payors as a result of such audits, including but not limited to the remaining $22 million of the $42 million settlement regarding certain overpayments to Legacy Sema4 allegedly received from a payor, and may be required to repay other payors for alleged overpayments due to lack of compliance with their reimbursement policies. For more information regarding this matter, see Note 4, “Revenue Recognition” to our consolidated financial statements included within this Annual Report. In addition to potential repayment obligations, failure to comply with payor reimbursement policies could result in government enforcement actions and, potentially, exclusion from certain payor programs, which could have a material adverse effect on our business.
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
We currently incorporate artificial intelligence (“AI”) solutions into our Centrellis® platform to access, combine, curate and analyze health information, including longitudinal patient medical history data, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal medical and genetic data of patients analyzed within such applications. Any such cybersecurity incidents related to our use of AI applications to analyze personal data could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI and its various uses, will require significant resources to develop, test and maintain our Centrellis® platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.
We may need to raise additional capital to fund our existing operations, develop additional products and services, commercialize new products and services or expand our operations.
We have incurred net losses and negative cash flows from operations since its inception, with an accumulated deficit of $1.3 billion as of December 31, 2023. We expect to continue to generate significant operating losses for the foreseeable future.
We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. For example, we have an effective shelf registration statement that we filed with the SEC in August of 2022, registering $300 million shares of our Class A common stock and other securities. As of December 31, 2023, approximately $150 million of securities remained available under this registration statement.
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

•our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our services for biopharma partners;
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
Our credit agreement with Perceptive Credit Holdings IV, LP (“Perceptive”) contains operating and financial restrictions that may limit our business and financing activities. In particular, our credit agreement includes customary affirmative and negative covenants and events of default, including negative covenants that restrict, among other things, our ability to incur indebtedness and liens, dispose of property and make investments. In addition, the credit agreement requires us to maintain aggregate unrestricted cash of not less than $5.0 million and minimum levels of quarterly core revenue through the third quarter of 2028. The operating and financial restrictions in the credit agreement, as well as any other financing arrangements that we may enter into, may limit our ability to finance our operations, or engage in, expand, or otherwise pursue our business activities and strategies. Our ability to comply with these or other covenants may be affected by events beyond our control, and future breaches of these or other covenants could result in a default under the credit agreement or any other financing arrangement. If not waived, future defaults could cause all of the outstanding indebtedness under our credit agreement or other financing arrangement to become immediately due and payable and terminate all commitments to extend further credit, if any. Furthermore, if we were unable to repay our credit agreement or other indebtedness then due and payable, secured lenders could proceed against the assets, if any, securing such indebtedness. A default would also likely significantly diminish the market price of our securities.
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
We are subject to Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance and inspections. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payors, for our tests. We have current CLIA, College of American Pathologists ("CAP"), and other certifications to conduct our tests at our laboratory in Maryland. To renew these certifications, we are subject to survey and inspection on a regular basis and at the request of the certifying bodies. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratory.
We would also be required to maintain in-state licenses if we were to conduct testing in other states. Several states require the licensure of out-of-state laboratories that accept specimens from certain states.
In addition to having a laboratory license in New York, our clinical reference laboratory is approved on test-specific bases for the tests it runs as laboratory-developed tests (“LDTs”), by the New York State Department of Health (“NYDOH”). Other states may adopt similar licensure requirements in the future, which may require us to modify, delay or stop our operations in such jurisdictions. We may also be subject to regulation in foreign jurisdictions as we seek to expand international utilization of our tests or such jurisdictions adopt new licensure requirements, which may require review of our tests in order to offer them or may have other limitations such as restrictions on the transport of samples necessary for us to perform our tests that may limit our ability to make our tests available outside of the U.S. Complying with licensure requirements in new jurisdictions may be expensive, time-consuming, and subject us to significant and unanticipated delays.
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
The CAP maintains a clinical laboratory accreditation program. CAP asserts that its program is “designed to go well beyond regulatory compliance” and helps laboratories achieve the highest standards of excellence to positively impact patient care. While not required to operate a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the U.S. require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. We have a CAP accreditations for our laboratory. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our tests and the results of our operations.
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
In 2020, we received $5.4 million as part of the stimulus, comprised of $2.6 million received under the PRF and $2.8 million received under the ERC. In 2021, we received an additional $5.6 million under the PRF distribution. Funds provided under the PRF distributions to healthcare providers are not loans and will not be required to be repaid; however, as a condition to receiving these payments, providers must agree to certain terms and conditions and submit sufficient documentation demonstrating that the funds are being used for healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic. Funds provided under the ERC distributions are refundable tax credits for 50% of qualified wages paid to employees during the pandemic. A company is eligible for the ERC if (1) its operations have been fully or partially suspended because of COVID-19, or (2) its gross receipts in a calendar quarter in 2020 declined by more than 50% from the same period in 2019. At the time of applying for the ERC, we concluded that the eligibility requirements were met. However, due to a change in circumstances, we have re-evaluated our position and concluded that the funds received under the ERC needed to be repaid. Therefore, in July 2023, we remitted $2.7 million of payment and reduced a liability initially recorded in other current liabilities on our balance sheets.
Due to the high degree of uncertainty regarding the implementation of the CARES Act, the Consolidated Appropriations Act, 2021, other stimulus legislation and our revenue revisions, there can be no assurance that the terms and conditions of the PRF or other relief programs will not change or be interpreted in ways that affect our ability to comply with such terms and conditions in the future, which could affect our ability to retain such assistance. We will continue to monitor our compliance with the terms and conditions of the PRF, including demonstrating that the distributions received have been used for healthcare-related expenses or lost revenue attributable to COVID-19. If we are unable to comply with current or future terms and conditions, our ability to retain some or all of the distributions received may be impacted, and we may be subject to actions including payment recoupment, audits and inquiries by governmental authorities, and criminal, civil or administrative penalties.
The COVID-19 pandemic affected and any similar public health emergency in the future may materially and adversely affect our business and financial results.
The COVID-19 pandemic, together with related precautionary measures in response to the pandemic, materially disrupted our business during certain periods in 2021. Although our test volumes improved to what would be considered normalized market conditions during 2022 and we maintained normalized volumes during 2023, the COVID-19 pandemic, or other similar public health emergencies in the future, may disrupt our business in the future and materially and adversely affect our business and financial results.
Risks Related to Our Business Model
We rely on highly skilled personnel in a broad array of disciplines and, if we are unable to hire, retain or motivate these individuals, or maintain our corporate culture, we may not be able to maintain the quality of our services or grow effectively.
Our performance, including our research and development programs and laboratory operations, largely depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization, including software developers, geneticists, biostatisticians, bioinformaticians, data scientists, certified laboratory directors and technicians and other scientific and technical personnel to process and interpret our tests and related data. In addition, we may need to continue to expand our sales force with qualified and experienced personnel. Competition in our industry for qualified employees is intense, and we may not be able to attract or retain qualified personnel in the future due to the competition for qualified personnel among life science and technology businesses as well as universities and public and private research institutions, particularly in the geographies in which we operate. Further, we may be unable to obtain the necessary visas for foreign personnel to work in the U.S. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to scale our business, support our research and development efforts and our clinical laboratories. We believe that our corporate culture fosters innovation, creativity and teamwork. However, as our organization grows, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our ability to retain and attract employees and our future success.
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
International expansion of our business could expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the U.S. and Canada.
When cleared, authorized or approved, we and our collaborators may market, sell, and distribute our products and services outside of the U.S., and our business would be subject to risks associated with doing business outside of the U.S., including an increase in our expenses and diversion of our management’s attention from the development of future products and services. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:
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
Because we rely on third-party manufacturers, we do not control the manufacture of these components, including whether such components will meet our quality control requirements, nor the ability of our suppliers to comply with applicable legal and regulatory requirements. In many cases, our suppliers are not contractually required to supply these components to the quality or performance standards that we require. If the supply of components we receive does not meet our quality control or performance standards, we may not be able to use the components, or if we use them not knowing that they are of inadequate quality, which occasionally occurs with respect to certain reagents, our tests may not work properly or at all, or may provide erroneous results, and we may be subject to significant delays caused by interruption in production or manufacturing or to lost revenue from such interruption or from spoiled tests. In addition, any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest, political instability, outbreak of disease or similar events at our third-party manufacturers’ facilities that cause a loss of manufacturing capacity would heighten the risks that we face.
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
Our success depends on the market’s confidence that we can provide data-driven research and diagnostic products and services that improve clinical outcomes, lower healthcare costs and enable better product development by biopharma companies. Failure of our products and services, or those jointly developed with our collaborators, to perform as expected or to be updated to meet market demands could significantly impair our operating results and our reputation. We believe patients, health systems, clinicians, academic institutions and biopharma companies are likely to be particularly sensitive to defects, errors, inaccuracies and delays with our products and services. Furthermore, inadequate performance of these products or services may result in lower confidence in our services in general.
We and our collaborators may not succeed in achieving significant commercial market acceptance for our current or future products and services due to a number of factors, including:
•our ability to demonstrate the utility of our platforms and related products and services and their potential advantages over existing clinical AI technology, life sciences research, clinical diagnostic and drug discovery technologies to academic institutions, biopharma companies and the medical community;
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
Accessing, combining, curating, and analyzing health information, including longitudinal patient medical history data and genetic data, are core features of the Centrellis® platform. The regulatory landscape around the storage, processing and deidentification of genetic data is evolving globally and greatly impacts the ability of us, our strategic partners and collaborators to process and use the data in connection with our products and services.
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
Part of our business strategy is to develop relationships with health systems, biopharma companies, and other partners to utilize our products and to provide access to data. Developing and commercializing products with third parties reduces our control over such development and commercialization efforts and subjects us to the various risks inherent in a joint effort with a third party, such as delays, operational issues, technical difficulties and other contingencies outside of our influence or control. The financial condition of these third parties could weaken, or they could terminate their relationship with us and/or stop sharing data or other information; reduce their marketing efforts relating to our products; develop and commercialize, or otherwise utilize competing products in addition to or in lieu of our tests; merge with or be acquired by a competitor of us or a company that chooses to de-prioritize the efforts to utilize our products or provide us with adequate data; or otherwise breach their agreements with us. Further, we must expend resources to operationalize our existing collaborations with our health system partners, which requires substantial effort in areas such as integrations for testing workflow, electronic medical record, consents, marketing, and billing. To the extent we are not successful at operationalizing existing collaborations with health partners, we may not be able to further improve or pursue new agreements with additional partners. Furthermore, our partners may misappropriate our trade secrets or use our proprietary information in such a way as to expose us to litigation and potential liability, and our compliance risk may increase to the extent that we are responsible for our partners' activities. Disagreements or disputes with our health systems and other partners, including disagreements over customers, proprietary or other rights or our or their compliance with financial or other contractual obligations, might cause delays or impair the development or commercialization of our products, services, and technologies, lead to additional responsibilities for us with respect to new products, services and technologies, or result in litigation or arbitration, any of which would divert management attention and resources and be time-consuming and expensive. As is typical for companies in our industry, we are continually evaluating and pursuing various strategic or commercial relationships, some of which may involve the sale and issuance of our Class A common stock, which could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our Class A common stock and warrants to decline.
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
In addition to a decline in our revenue growth rate, we may also experience downward pressure on our gross operating margins resulting from a variety of factors, such as the continued expansion of our business into new fields, including new products and services, as well as significant investments in new areas, all of which may have margins lower than those that we generate from testing. We may also experience downward pressure on our gross operating margins from increasing competition and increased costs for many aspects of our business. We may also pay increased fees to our partners as well as increased acquisition costs. We may also face an increase in infrastructure costs, supporting other businesses. Additionally, our expenditures to promote new products and services or to distribute certain products and services or increased investment in our innovation efforts may affect our operating margins.
Due to these factors and the evolving nature of our business, our historical revenue growth rate and historical gross operating margins may not be indicative of our future performance.
We have identified material weaknesses, some of which have a pervasive effect across the organization, and may identify additional material weaknesses or significant deficiencies, in our internal controls over financial reporting. Our failure to remedy these matters could result in a material misstatement of our financial statements.
In the course of preparing Legacy Sema4’s financial statements as of December 31, 2020, we previously identified material weaknesses in our internal control over financial reporting. Certain of these material weaknesses remain unremediated as of December 31, 2023. For a discussion of these material weaknesses, see “Item 9A. Controls and Procedures.”
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
As of December 31, 2023, our total gross deferred tax assets were approximately $326 million. Future realization of the tax benefits of existing temporary differences and carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2023 and December 31, 2022, the Company performed an evaluation to determine whether a valuation allowance was needed. Based on the Company’s analysis, which considered all available evidence, both positive and negative, the Company determined that it is more likely than not that a significant portion of its deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2023 and December 31, 2022.
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
From time to time, we may decide to exit certain businesses or otherwise undertake restructuring, reorganization, or other strategic initiatives and business transformation plans to realign our resources with our growth strategies, operate more efficiently and control costs. The successful implementation of our restructuring activities may from time to time require us to effect business and asset dispositions, workforce reductions, management restructurings, decisions to limit investments in or otherwise exit businesses, facility consolidations and closures, and other actions, each of which may depend on a number of factors that may not be within our control. For example, as described in more detail elsewhere in this Annual Report, we enacted a plan to reduce our operating expenses during the fourth quarter of 2023, we exited our reproductive and women’s health testing business during the first quarter of 2023, and we exited our somatic tumor testing business during the fourth quarter of 2022.
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
We have had to expand our training and compliance efforts in line with our increasing reliance on personnel in our sales, marketing and billing functions, and our expansion of these functions in line with the overall growth in our business. We continue to monitor our personnel, but we have in the past experienced, and may in the future experience, situations in which employees fail to strictly adhere to our policies. In addition, sales and marketing activities in the healthcare space are subject to various rules and regulations. Moreover, our billing and marketing messaging can be complex and nuanced, and there may be errors or misunderstandings in our employees communication of such messaging. Furthermore, we utilize text messaging, email, phone calls and other similar methods to communicate with patients who are existing or potential users of our products for various business purposes. These activities subject us to laws and regulations relating to communications with consumers, such as the CAN-SPAM Act and the Telephone Consumer Protection Act, violations of which could subject us to claims by consumers, who may seek actual or statutory damages, which could be material in the aggregate. As we continue to scale up our sales and marketing efforts in line with the growth in our business, in particular our increased pace of product launches as well as further geographical expansion, we face an increased need to continuously monitor and improve our policies, processes and procedures to maintain compliance with a growing number and variety of laws and regulations, including with respect to consumer marketing. To the extent that there is any violation, whether actual, perceived or alleged, of our policies or applicable laws and regulations, we may incur additional training and compliance costs, may receive inquiries from third-party payors or other third parties, or be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.
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
We currently offer an LDT version of certain tests. The FDA has a policy of enforcement discretion with respect to LDTs, whereby the FDA does not actively enforce its medical device regulatory requirements for such tests. However, in October 2014, the FDA issued two draft guidance documents stating that the FDA intended to modify its policy of enforcement discretion with respect to LDTs in a risk-based manner consistent with the existing classification of medical devices. Although the FDA halted finalization of the guidance in November 2016 to allow for further public discussion on an appropriate oversight approach to LDTs and to give Congressional authorizing committees the opportunity to develop a legislative solution, it is unclear if Congress or the FDA will modify the current approach to the regulation of LDTs in a way that would subject our current or future services marketed as LDTs to the enforcement of FDA regulatory requirements. The FDA Commissioner and the Director of the Center for Devices and Radiological Health (“CDRH”) have expressed significant concerns regarding disparities between some LDTs and in vitro diagnostics that have been reviewed, cleared, authorized or approved by the FDA. If the FDA were to determine that certain tests offered by us as LDTs are not within the policy for LDTs for any reason, including new rules, policies or guidance, or due to changes in statute, our tests may become subject to extensive FDA requirements or our business may otherwise be adversely affected. If the FDA were to disagree with our LDT status or modify its approach to regulating LDTs, we could experience reduced revenue or increased costs, which could adversely affect our business, prospects, results of operations and financial condition. If required, the regulatory marketing authorization process required to bring our current or future LDTs into compliance may involve, among other things, successfully completing additional clinical validations and submitting to and obtaining clearance from the FDA for a premarket clearance (510(k)) submission or authorization for a de novo or approval of a premarket approval. Furthermore, pending legislative proposals, if passed, such as the VALID Act, could create new or different regulatory and compliance burdens on us and could have a negative effect on our ability to keep products on the market or develop new products, which could have a material effect on our business. In the event that the FDA requires marketing authorization of our LDTs in the future, the FDA may not ultimately grant any clearance, authorization or approval requested by us in a timely manner, or at all. In addition, if the FDA inspects our laboratory in relation to the marketing of any FDA-authorized test, any enforcement action the FDA takes might not be limited to the FDA-authorized test carried by us and could encompass our other testing services.
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
We have adopted policies and procedures designed to comply with these laws and regulations. While the Company continues to develop and improve its compliance program, we acknowledge that further development will be necessary to help mitigate enforcement risk. Our compliance may also be subject to governmental review and, in the event of a violation of certain legal requirements, any deficiencies in our policies, procedures, and controls may subject us to increased sanctions that could materially affect our business.
In addition, the growth of our business and our expansion outside of the U.S. may increase the potential of violating these laws or our internal policies and procedures. The risk of us being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including significant administrative, civil and criminal penalties, damages, fines, imprisonment, exclusion from participation in Federal healthcare programs, refunding of payments received by us and curtailment or cessation of our operations, which may impact existing contracts with key payors, collaborators, health systems, and commercial partners. Any of the foregoing consequences could seriously harm our business and our financial results.
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
We are creating new products and services, many of which are initially based on largely untested technologies. As all of our products and services progress, we or others may determine that it made product or service-level scientific or technological mistakes. The diagnostic and testing processes utilize a number of complex and sophisticated molecular, biochemical, informatics, and mechanical processes, many of which are highly sensitive to external factors. An operational or technological failure in one of these complex processes or fluctuations in external factors may result in less efficient processing or variation between testing runs. Refinements to our processes may initially result in unanticipated issues that reduce the efficiency or increase variability. In particular, sequencing, which is a key component of these processes, could be inefficient with higher-than-expected variability thereby increasing total sequencing costs and reducing the number of samples we can process in a given time period. Therefore, inefficient or variable processes can cause variability in our operating results and damage our reputation.
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
Our success and ability to compete in certain jurisdictions and under certain legal regimes depend to a large extent on our ability to develop proprietary products and technologies and to maintain adequate protection of our intellectual property in the U.S. and other countries; this becomes increasingly important as we expand our operations and enter into strategic collaborations with partners to develop and commercialize products outside of the U.S. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and we may encounter difficulties in establishing and enforcing its proprietary rights in some jurisdictions. In addition, the proprietary positions of companies developing and commercializing tools for molecular diagnostics, including our own, generally are uncertain and involve complex legal and factual questions. This uncertainty may materially affect our ability to defend or obtain patents or to address the issues arising under patents and patent applications owned or controlled by our collaborators and licensors.
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
There have been several cases involving “gene patents” and diagnostic claims that have been considered by the U.S. Supreme Court. In March 2012, the Supreme Court in Mayo Collaborative Services v. Prometheus Laboratories, Inc, found a patented diagnostic method claim unpatentable because the relationship between a metabolite concentration and optimized dosage was a patent-ineligible “law of nature.” In June 2013, the Supreme Court ruled in ACLU v. Myriad Genetics, Inc, that an isolated genomic DNA sequence is not patent eligible, but complimentary DNA, or “cDNA,” is eligible. The Prometheus and Myriad decisions, as well as subsequent case law, affect the legal concept of subject matter eligibility by seemingly narrowing the scope of the statute defining patentable inventions.
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
We rely on trade secret and proprietary know-how protection for our confidential and proprietary information and have taken security measures to protect this information. These measures, however, may not provide adequate protection. For example, we have a policy of requiring our consultants, advisors and collaborators, including, for example, our strategic collaborators with whom we seek to develop and commercialize products, to enter into non-disclosure agreements and our employees to enter into confidentiality and proprietary rights and, in certain cases non-compete agreements. However, breaches of our physical or electronic security systems, or breaches caused by our employees who failing to abide by their confidentiality obligations during or upon termination of their employment with us, could compromise these protection efforts. Any action we take to enforce our rights may be time-consuming, expensive, and possibly unsuccessful. Even if successful, the resulting remedy may not adequately compensate us for the harm caused by the breach. These risks are heightened in countries where laws or law enforcement practices may not protect proprietary rights as fully as in the U.S. or Europe. Any unauthorized use or disclosure of, or access to, our trade secrets, know-how or other proprietary information, whether accidentally or through willful misconduct, could have a material adverse effect on our programs and our strategy, and on our ability to compete effectively.
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
Our pending trademark applications in the U.S. and in other foreign jurisdictions where we may file may not be successful. Even if these applications result in registered trademarks, third parties may challenge these trademarks in the future. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected.
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
Any security compromise that causes an apparent privacy violation could also result in legal claims or proceedings; liability under federal, state, foreign, or multinational laws that regulate the privacy, security, or breach of personal information, such as but not limited to the HIPAA, HITECH, state data security and data breach notification laws, the EU’s GDPR, the UK Data Protection Act of 2018; and related regulatory penalties. Penalties for failure to comply with a requirement of HIPAA or HITECH vary significantly, and, depending on the knowledge and culpability of the HIPAA-regulated entity, may include civil monetary penalties of up to $1.5 million per calendar year for each provision of HIPAA that is violated. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm. Penalties for unfair or deceptive acts or practices under the FTC Act or state UDAP, statutes may also vary significantly.
There has been unprecedented activity in the development of data protection regulation around the world. As a result, the interpretation and application of consumer, health-related and data protection laws in the U.S., Europe and elsewhere are often uncertain, contradictory and in flux. The GDPR applies to any entity established in the EU as well as extraterritorially to any entity outside the EU that offers goods or services to, or monitors the behavior of, individuals who are located in the EU. The GDPR imposes strict requirements on controllers and processors of personal data, including enhanced protections for “special categories” of personal data, which includes sensitive information such as health and genetic information of data subjects. The GDPR also grants individuals various rights in relation to their personal data, including the rights of access, rectification, objection to certain processing and deletion. The GDPR provides an individual with an express right to seek legal remedies if the individual believes his or her rights have been violated. Failure to comply with the requirements of the GDPR or the related national data protection laws of the member states of the EU, which may deviate from or be more restrictive than the GDPR, may result in significant administrative fines issued by EU regulators. Maximum penalties for violations of the GDPR are capped at 20 million euros or 4% of an organization’s annual global revenue, whichever is greater.
Additionally, the implementation of GDPR has led other jurisdictions to either amend or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR. For example, on June 28, 2018, California adopted the CCPA. The CCPA regulates how certain for-profit businesses that meet one or more CCPA applicability thresholds collect, use, and disclose the personal information of consumers who reside in California. Among other things, the CCPA confers to California consumers the right to receive notice of the categories of personal information that will be collected by a business, how the business will use and share the personal information, and the third parties who will receive the personal information; the CCPA also confers rights to access, delete, or transfer personal information; and the right to receive equal service and pricing from a business after exercising a consumer right granted by the CCPA. In addition, the CCPA allows California consumers the right to opt out of the “sale” of their personal information, which the CCPA defines broadly as any disclosure of personal information to a third party in exchange for monetary or other valuable consideration. The CCPA also requires a business to implement reasonable security procedures to safeguard personal information against unauthorized access, use, or disclosure. California amended the law in September 2018 to exempt all PHI collected by certain parties subject to HIPAA, and further amended the law in September 2020 to clarify that de-identified data as defined under HIPAA will also be exempt from the CCPA. The California Attorney General’s final regulations implementing the CCPA took effect on August 14, 2020. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches resulting from a business’s failure to implement and maintain reasonable data security procedures that is expected to increase data breach litigation. In addition, California voters recently approved the California Privacy Rights Act of 2020 (“CPRA,”) that went into effect on January 1, 2023. The CPRA among other things, amends the CCPA to give California residents the ability to limit the use of their sensitive information provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. Other jurisdictions in the U.S. are beginning to propose and enact laws similar to the CCPA. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation, which could increase our potential liability and adversely affect our business, results of operations, and financial condition.
It is possible the GDPR, CCPA and other emerging U.S. and international data protection laws may be interpreted and applied in manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy laws and regulations may differ from country to country and state to state, and our obligations under these laws and regulations vary based on the nature of our activities in the particular jurisdiction, such as whether we collect samples from individuals in the local jurisdiction, perform testing in the local jurisdiction, or process personal information regarding employees or other individuals in the local jurisdiction. In the U.S., the SEC has adopted rules for mandatory disclosure of cybersecurity incidents suffered by public companies, as well as cybersecurity governance and risk management. Complying with these various laws and regulations could cause us to incur substantial costs or require it to change our business practices and compliance procedures in a manner adverse to our business. Any failure or perceived failure by us to comply with these laws may also subject us to enforcement action or litigation, any of which could harm our business. We can provide no assurance that it is or will remain in compliance with diverse privacy and data security requirements in all of the jurisdictions in which we do business. Failure to comply with privacy and data security requirements could result in a variety of consequences, or damage to our reputation, any of which could have a material adverse effect on our business.
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
We depend on scientific computing and information technology and management systems, including third-party cloud computing infrastructure, operating systems and AI platforms, for significant elements of our operations, including our laboratory information management system, clinical database, analytical platform, laboratory workflow tools, customer and collaborator reporting and related functions. We also depend on our proprietary workflow software to support new product and service launches and regulatory compliance.
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
Our ability to transfer data stored outside of the U.S. could be limited by international regulations or other action by foreign governments, which could adversely affect our business.
Some of the data we process in the ordinary course of our business may be stored outside of the U.S. In order to process such data, we may need to transfer them to countries other than those where they are stored. Should a foreign government adopt a regulation restricting the international transfer of such data, we may not be able to process them, which could adversely impact our business.
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
In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. In particular, on September 7, 2022, a shareholder class action lawsuit was filed in the U.S. District Court for the District of Connecticut against the Company and certain of the Company’s current and former officers. Further, on February 7, 2023, a stockholder commenced a lawsuit in the Delaware Court of Chancery against, among other parties, certain of the Company’s current and former directors. In addition, on November 28, 2023, a stockholder filed a lawsuit in the U.S. District Court for the District of Delaware against, among other parties, certain of the Company’s current and former officers and directors. For more information, see Note 11, “Purchase Commitments and Contingencies” in the consolidated financial statements included in this Annual Report. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.
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
We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act (“JOBS”). As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act; (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year: (a) following September 1, 2025, the fifth anniversary of the initial public offering of CMLS; (b) in which we have total annual gross revenue of at least $1.235 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of consolidated financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Class A common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Class A common stock held by non-affiliates exceeds $700 million as of the prior June 30.
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
These provisions do not apply to actions brought to enforce a duty or liability created under the Exchange Act or any other claim for which federal courts have jurisdiction. Furthermore, in accordance with our Bylaws, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. will be, to the fullest extent permitted by law, the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented these provisions in our Charter and our Bylaws.
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
Risks Related to Our Common Stock and Warrants
The ownership of our outstanding Class A common stock is concentrated, with certain of our stockholders owning significant percentages of our outstanding shares.
Icahn School of Medicine at Mount Sinai (“ISMMS”), OPKO Health, Inc. (“OPKO”), entities affiliated with Casdin Partners Master Fund, L.P. (“Casdin Partners”), and Corvex Management, L.P. (“Corvex Management”) are some of our significant stockholders, which owned approximately 11%, 11%, 12% and 10%, respectively, of our outstanding shares of our Class A common stock as of December 31, 2023. In addition, Mr. Richard C. Pfenniger, Jr., one of our directors also serves as a director of OPKO, Mr. Eli D. Casdin, one of our directors, is affiliated with Casdin Partners and CMLS Holdings, LLC (“CMLS Holdings”), which owned approximately 1% of our outstanding shares of our Class A common stock as of December 31, 2023, and Mr. Keith Meister, one of our directors, is affiliated with Corvex Management and CMLS Holdings.
These stockholders may choose to dispose of some or all of the shares of our Class A common stock held by them. Any disposal of shares of Class A common stock by any of these stockholders, or the perception that these sales could occur, could cause the market price of our stock or warrants to decline.
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
We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.33 per public warrant; provided that the last reported sales price of our Class A common stock equals or exceeds $594.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give notice of such redemption to the warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us. Redemption of the outstanding public warrants could force the warrant holders: (i) to exercise their public warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) to sell their public warrants at the then-current market price when they might otherwise wish to hold their public warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of their public warrants. None of the private placement warrants will be redeemable by us so long as they are held by CMLS Holdings LLC, or its permitted transferees. Additionally, none of the private warrants issued to Perceptive are redeemable by us so long as the warrants are held by Perceptive, or its permitted transferees.
Our warrants are exercisable for our Class A common stock, which will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of December 31, 2023, our public warrants were exercisable for 452,272 shares of Class A common stock at $379.50 per share, our private warrants were exercisable for 214,243 shares of Class A common stock at $379.50 per share, and our private warrants issued to Perceptive were exercisable for 800,000 shares of Class A common stock at $3.18 per share. The additional shares of our Class A common stock issuable upon exercise of our warrants will result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock.
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
Included on our consolidated balance sheet as of December 31, 2023, are liabilities related to our public and private warrants which are each remeasured at fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period in our results of operations and that the amount of such gains or losses could be material. For example, during 2023, we recognized $0.2 million in non-cash gains on the fair value of our warrants due to the change in fair market value. If the price of our Class A common stock decreases, we expect we would recognize non-cash gains on our warrants in future reporting periods.
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
We had 25,978,863 shares of Class A common stock outstanding as of December 31, 2023. We have filed a registration statement which registers the offer and sale from time to time by certain selling stockholders of up to 10,803,779 shares of our Class A common stock, although the 2,873,738 shares of our Class A common stock registered on behalf of OPKO pursuant to this registration statement will be subject to certain transfer restrictions pursuant to the shareholder agreements that were entered into in connection with the Acquisition. To the extent shares of our Class A common stock are sold into the market pursuant to an effective registration statement, under Rule 144 under the Securities Act or otherwise, particularly in substantial quantities and following the end of the transfer restrictions provided for in the shareholder agreements in the case of OPKO and the other stockholders party to such shareholder agreements, the market price of our Class A common stock could decline.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Our board of directors recognizes the critical importance of maintaining the trust and confidence of our customers, healthcare providers, clients, business partners, and employees. Our board of directors actively oversees our risk management program, and cybersecurity represents an important component of our overall approach to enterprise risk management (“ERM”). In general, we seek to address cybersecurity risks through a cross-functional approach focused on preserving the confidentiality, security, and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Risk Management and Strategy
As one of the critical elements of our overall ERM approach, our cybersecurity program is focused on the following key areas:
Governance: As discussed in more detail under the heading “Governance,” the audit committee of our board of directors supports the board of directors oversight of cybersecurity risk management, which regularly interacts with our ERM function, our Head of Information Security (“HIS”) and other members of management.
Cross-Functional Approach: We have implemented a cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
Technical Safeguards: We deploy commercially reasonable technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
Third-Party Risk Management: We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
Education and Awareness: We provide regular, mandatory training for personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.
We engage in the routine, periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to our audit committee, and we adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits and reviews.
Governance
Our board of directors, in coordination with our audit committee, oversees our ERM process, including the management of risks arising from cybersecurity threats. Our audit committee receives regular presentations and reports on cybersecurity risks. Our board of directors and audit committee receives and reviews prompt and timely information regarding any incident that may be considered material to investor or otherwise could materially affect core company operations.
Our HIS works collaboratively across the company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. Through ongoing communications with these teams, our HIS monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and such threats and incidents are reported to our audit committee when appropriate.
Our HIS has served in various roles in information technology and information security for over 14 years and holds an undergraduate degree in Management Information System and a graduate degree in Human Resource Management and has attained the professional certification of Certified Chief Information Security Officer.
Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected, and the Company believes that such risks are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.
Although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any material risks from cybersecurity threats in 2023 that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For more information on our cybersecurity risks, see “Risk Factors—Risks Related to Cybersecurity, Privacy and Information Technology".

Item 2. Properties
Properties for our core operations include our corporate office and headquarters located in Stamford, Connecticut, our primary operating laboratory located in Gaithersburg, Maryland, and a satellite meeting space located in New York City; each are leased spaces with an aggregate of approximately 115,000 square feet. The lease agreements for these properties expire in 2034, 2031, and 2025, respectively.
As previously disclosed, our laboratories in Branford, Connecticut and Stamford, Connecticut have ceased operations as part of our announced exits in 2022 from reproductive health and somatic tumor testing. These facilities as well as a portion of our headquarters located in Stamford, Connecticut are actively being marketed for sublet; however, the outstanding lease obligations remain obligations. The lease agreements for these properties expire in 2030 and 2036, respectively.
We believe that our current facilities are suitable and adequate to meet our current needs.
Item 3. Legal Proceedings
Information regarding legal proceedings can be found in the consolidated financial statements in Note 11, “Purchase Commitments and Contingencies” included in this Annual Report.
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
Holders
As of February 20, 2024, there were 45 record holders of our Class A common stock and 5 record holders of our public warrants, based upon information received from our transfer agent. However, this number does not reflect beneficial owners whose shares were held of record by nominees or broker dealers. We believe a substantially greater number of beneficial owners hold shares of our Class A common stock or public warrants through brokers, banks, or other nominees.
Dividend Policy
We have never paid any cash dividends on our capital stock. We anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business. In addition, the terms of our credit agreement with Perceptive Credit Holdings IV, LP restrict us from paying cash dividends. Therefore, we do not expect to pay cash dividends for the foreseeable future.
Sale of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Reserved
Not applicable.

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
GeneDx, LLC (formerly, GeneDx, Inc.) (“Legacy GeneDx”), which derives its revenue primarily from diagnostic testing services, including revenue related to exome sequencing and whole genome sequencing, was acquired by us on April 29, 2022 (the “Acquisition”). The diagnostic testing services businesses of Legacy Sema4 were discontinued as of the end of the first quarter of 2023, and our continuing operations now include the combination of the Legacy GeneDx diagnostic testing services business with the data and information business of Legacy Sema4.
Additional information on Legacy GeneDx and Legacy Sema4 can be found in the consolidated financial statements in Note 1, “Organization and Description of Business” included within this Annual Report.
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
Success obtaining and maintaining reimbursement
Our ability to increase the number of billable tests and our revenue therefrom will depend on our success in achieving reimbursement for our tests from third-party payors. Reimbursement by a payor may depend on several factors, including a payor’s determination that a test is appropriate, medically necessary, cost-effective, and has received prior authorization. The commercial success of our current and future products, if approved, will depend on the extent to which our customers receive coverage and adequate reimbursement from third-party payors. Since each payor makes its own decision as to whether to establish a policy or enter into a contract to provide coverage for our tests, as well as the amount it will reimburse us for a test, seeking these approvals is a time-consuming and costly process.
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
Funds provided under the ERC are refundable tax credits for 50% of qualified wages paid to employees during the pandemic. A company is eligible for the ERC (1) its operations have been fully or partially suspended because of COVID-19 or (2) its gross receipts in a calendar quarter in 2020 declined by more than 50% from the same period in 2019. At the time of applying for the ERC, we concluded that it was reasonably possible the eligibility requirements would be met; however, due to a change in circumstances, we re-evaluated our position and concluded that the funds received under the ERC needed to be repaid. In 2022, we deferred the recognition of the funds received under the ERC and repaid them in July 2023.
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
During the year ended December 31, 2023, we resulted 222,934 tests, all of which were processed by the Legacy GeneDx laboratory compared to the period ended December 31, 2022, in which we resulted 528,876 tests in our Legacy GeneDx and Legacy Sema4 laboratories. This volume decrease from 2022 to 2023 was primarily attributed to our decision to terminate our Legacy Sema4 reproductive health and somatic oncology testing activities in 2022, and was partially offset by the addition of volumes from Legacy GeneDx’s laboratory subsequent to the closing of the Acquisition.
Key Components of Results of Operations
Revenue
Diagnostic Test Revenue
The majority of our revenue is derived from genetic and genomic diagnostic testing services for three groups of customers: healthcare professionals working with patients with third-party insurance coverage or without third-party insurance coverage, institutional clients such as hospitals, clinics, state governments and reference laboratories, and self-pay patients. The amount of revenue recognized for diagnostic testing services depends on a number of factors, such as contracted rates with our customers and third-party insurance providers, insurance reimbursement policies, payor mix, historical collection experience, price concessions and other business and economic conditions and trends. To date, the majority of our diagnostic test revenue has been earned from orders received for patients with third-party insurance coverage. The discontinued Legacy Sema4 diagnostics business previously provided reproductive and women’s health testing and screening, as well as somatic tumor testing. Our ability to increase our diagnostic test revenue will depend on our ability to increase our market penetration, obtain contracted reimbursement coverage from third-party payors, enter into contracts with institutions, and increase our reimbursement rate for tests performed.
Other Revenue
We also generate revenue from collaboration service agreements with biopharma companies and other third parties, pursuant to which we provide health information and patient identification support services. Certain of these contracts provide non-refundable payments, which we record as contract liabilities, and variable payments based upon the achievement of certain milestones during the contract term.
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
Selling and Marketing Expenses
Selling and marketing expenses primarily consist of personnel-related expenses (comprising salaries and benefits) and stock-based compensation for employees performing commercial sales, account management, marketing, and allocation of genetic counseling services for us. Allocated genetic counseling service cost for Legacy Sema4 is recorded as general and administrative expenses, as the activities are not expected to support selling and marketing expenses of Legacy Sema4. Selling and marketing costs are expensed as incurred.
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
General and Administrative Expenses
General and administrative expenses primarily consist of personnel-related expenses (comprising salaries, billing and benefits) and stock-based compensation for employees in executive leadership, legal, finance and accounting, human resources, information technology, and other administrative functions. In addition, these expenses include office occupancy and information technology costs. General and administrative costs are expensed as incurred.
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

Comparison of the Years Ended December 31, 2023 and 2022
The following table sets forth our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenue
Diagnostic test revenue	$195,654	$227,334	$(31,680)	(14)%
Other revenue	6,912	7,360	(448)	(6)%
Total revenue	202,566	234,694	(32,128)	(14)%
Cost of services	112,560	261,444	(148,884)	(57)%
Gross profit (loss)	90,006	(26,750)	116,756	(436)%
Research and development	58,266	86,203	(27,937)	(32)%
Selling and marketing	60,956	122,075	(61,119)	(50)%
General and administrative	133,755	216,167	(82,412)	(38)%
Impairment loss	10,402	210,145	(199,743)	(95)%
Other operating expenses, net	7,223	6,312	911	14%
Loss from operations	(180,596)	(667,652)	487,056	(73)%

Non-operating income (expenses), net
Change in fair market value of warrant and earn-out contingent liabilities	1,170	70,229	(69,059)	(98)%
Interest income (expense), net	1,114	(666)	1,780	(267)%
Other income, net	1,619	57	1,562	2740%
Total non-operating income, net	3,903	69,620	(65,717)	(94)%
Loss before income taxes	(176,693)	(598,032)	421,339	(70)%
Income tax benefit	926	49,052	(48,126)	(98)%
Net loss	$(175,767)	$(548,980)	$373,213	(68)%
Revenue
Total revenue decreased by $32.1 million, or 14%, to $203 million for the year ended December 31, 2023, from $234.7 million for the year ended December 31, 2022.
Diagnostic test revenue decreased by $31.7 million, or 14%, to $195.7 million for the year ended December 31, 2023, from $227.3 million for the year ended December 31, 2022. The decrease was attributable to lower revenues from the now discontinued Legacy Sema4 business, partially offset by an increase in diagnostic test revenue from Legacy GeneDx driven by an increase in whole exome and genome sequencing test volumes. In addition, the prior period only reflected Legacy GeneDx’s revenue following the closing of the Acquisition.
Other revenue decreased by $0.4 million, or 6%, to $6.9 million for the year ended December 31, 2023, from $7.4 million for the year ended December 31, 2022 due to lower revenues from the now discontinued Legacy Sema4 business.
Gross Profit (Loss)
Gross profit increased by $116.8 million for the year ended December 31, 2023, driven by a combination of lower cost of services from the now discontinued Legacy Sema4 business and improved margins from Legacy GeneDx. The gross profit performance from Legacy GeneDx reflected favorable volume mix shift to higher margin whole exome and genome tests, and lower average cost per test associated with these tests. In addition, the prior year only reflected Legacy GeneDx’s results following the closing of the Acquisition in April 2022.
Research and Development
Research and development expenses decreased by $27.9 million, or 32%, to $58.3 million for the year ended December 31, 2023, from $86.2 million for the year ended December 31, 2022. The decrease was primarily attributable to lower current year costs from the now discontinued Legacy Sema4 business, which included a $4.3 million decrease in stock compensation expense resulting from forfeitures of unvested equity awards by terminated employees. In addition, the prior year only reflected Legacy GeneDx’s research and development costs following the closing of the Acquisition in April 2022.
Selling and Marketing
Selling and marketing expenses decreased by $61.1 million, or 50%, to $61.0 million for the year ended December 31, 2023, from $122.1 million for the year ended December 31, 2022. The decrease was primarily attributable to lower current year costs from the now discontinued Legacy Sema4 business, including a $6.7 million decrease in stock compensation expense resulting from forfeitures of unvested equity awards by terminated employees. In addition, the prior year only reflected Legacy GeneDx’s selling and marketing costs following the closing of the Acquisition in April 2022. This decrease was partially offset by higher Legacy GeneDx costs, in line with the increase in post-Acquisition revenue.
General and Administrative
General and administrative expenses decreased by $82.4 million, or 38%, to $133.8 million for the year ended December 31, 2023, from $216.2 million for the year ended December 31, 2022. The decrease was primarily attributable to lower current year cost from the now discontinued Legacy Sema4 business and a $25.0 million reduction of stock compensation expense in the current period resulting from forfeitures of unvested equity awards by employees terminated in connection with fiscal 2023 headcount reduction actions. In addition, the prior year only reflected Legacy GeneDx’s general and administrative costs following the closing of the Acquisition in April 2022. The decrease was partially offset by $4.0 million of accelerated depreciation recorded in the current year to write-down the remaining assets at the two closed Legacy Sema4 labs.
Impairment Loss
The non-cash charge of $10.4 million for the year ended December 31, 2023 reflected the impairment of certain capital and right-of-use asset leases. See Note 6, “Property and Equipment, net” to our consolidated financial statements for further information.
The non-cash charge of $210.1 million for the year ended December 31, 2022 reflected the impairment of goodwill and other charges associated with the now discontinued Legacy Sema4 business.
Other Operating Expenses, Net
Other operating expenses, net were $7.2 million for the year ended December 31, 2023 and included related party expenses of $6.0 million and non-cash charges of $3.6 million to reserve for obsolete Legacy Sema4 inventory, partially offset by a current year gain of $1.7 million recognized on the sale of certain assets sold as a result of an auction. Other operating expenses, net were $6.3 million for the year ended December 31, 2022 primarily reflected related party expenses.
Non-Operating Income, Net
Non-operating income, net, decreased by $65.7 million, due to the significant decline in fair value of our warrant and earn-out contingent liabilities taken in the prior year and $1.0 million of contract termination costs in the current year associated with the now discontinued Legacy Sema4 business. This decrease was partially offset by interest income in the current year due to higher interest rates associated with money market funds we invested in with proceeds from our public offering of Class A common stock in the first quarter of 2023 and the principal loan forgiveness of $2.8 million under the amendment to the Connecticut Department of Economic and Community Development (“DECD”) loan. See Note 9, “Long-Term Debt” to our consolidated financial statements for further information.
Reconciliation of Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”), we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
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
The following is a reconciliation of revenue to our Adjusted Gross Profit and Adjusted Gross Margin for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Revenue	$202,566	$234,694
Cost of services	112,560	261,444
Gross Profit (Loss)	90,006	(26,750)
Gross Margin	44%	(11)%
Add:
Depreciation and amortization expense	$4,350	$31,328
Stock-based compensation expense	(1,217)	5,080
Restructuring expense (1)	139	1,926
Adjusted Gross Profit	$93,278	$11,584
Adjusted Gross Margin	46%	5%
__________________
(1)Represents costs incurred for restructuring activities, which include severance to impacted employees and costs incurred in connection with these activities.
Adjusted Net Loss
Adjusted net loss is a non-GAAP financial measure that we define as net loss adjusted for depreciation and amortization, stock-based compensation expenses, transaction costs, other (income) expense, net, impairment loss, restructuring and business exit related charges, acquisition costs and change in fair market value of warrant and earn-out contingent liabilities. We believe Adjusted net loss is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain factors that may vary from company to company for reasons unrelated to overall operating performance.

The following is a reconciliation of our net loss to Adjusted net loss for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net loss	$(175,767)	$(548,980)
Depreciation and amortization	33,734	59,309
Stock-based compensation expense	(326)	41,975
Impairment loss (1)	10,402	210,145
Transaction, acquisition and business integration costs (2)	—	13,436
Restructuring costs (3)	6,532	25,810
Change in fair market value of financial liabilities (4)	(1,170)	(70,229)
Gain on sale of assets (5)	(1,677)	—
Provision for excess and obsolete inventory associated with Legacy Sema4	3,634	—
Other income, net	(1,619)	(57)
Adjusted net loss	$(126,257)	$(268,591)
__________________
(1)For fiscal year 2023, represents the impairment of certain capital and right-of-use asset leases. For fiscal year 2022, represents impairment charge incurred in connection with the business exit activities and discontinuance of testing for Legacy Sema4.
(2)For fiscal year 2022, represents costs incurred in connection with the Legacy GeneDx Acquisition, which include due diligence and legal costs.
(3)Represents costs incurred for restructuring activities, which include severance for impacted employees and costs incurred in connection with these activities.
(4)Represents the change in fair market value of the liabilities associated with our public warrants, private placement warrants, Perceptive warrants and the earn-out shares that were issuable under the terms of the merger agreement for our business combination.
(5)Represents a current year gain recognized on the sale of certain assets sold as a result of an auction.
Liquidity and Capital Resources
On April 29, 2022, upon the closing of the Acquisition, we received gross proceeds of $200 million from the issuance of 1.5 million shares of our Class A common stock pursuant to a related private placement (the “Acquisition PIPE Investment”). The gross proceeds were partially used to pay for the cash consideration of the Acquisition and transaction costs incurred in connection with the Acquisition.
On January 31, 2023, we announced the closing of an underwritten public offering of 9,962,316 shares of our Class A common stock and a concurrent registered direct offering of 2,353,436 shares of our Class A common stock. On April 17, 2023, we issued the remaining 676,868 shares of our Class A common stock in the registered direct offering. The total gross proceeds were approximately $150 million.
On October 27, 2023, we entered into a five-year senior secured credit facility with Perceptive Credit Holdings IV, LP that provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $75.0 million (the “Perceptive Term Loan Facility”), and received an initial tranche of $50 million under the facility. In addition, the facility includes an additional tranche of $25.0 million, which will be accessible by us so long as we satisfy certain customary conditions precedent, including a specified revenue milestone. See Note 9, “Long-Term Debt” to our consolidated financial statements for further information.
Management believes that our cash and cash equivalents and available-for-sale marketable securities provide us with sufficient liquidity for at least twelve months from the filing date of this Annual Report.
Accordingly, our consolidated financial statements included in this Annual Report have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Nevertheless, we may also seek additional funding in the future through the sale of common or preferred equity or convertible debt securities, drawing on the additional $25.0 tranche of the term loan under the Perceptive Term Loan Facility, the entry into other credit facilities or another form of third-party funding or by seeking other debt financing. We have an effective shelf registration statement that we filed with the SEC in August of 2022, registering $300 million shares of our Class A common stock and other securities. Following the underwritten and registered direct offerings described above, approximately $150 million of securities remained available under this registration statement.

Material Cash Requirements for Known Contractual Obligations and Commitments
The following is a description of commitments for known and reasonably likely cash requirements as of December 31, 2023 and December 31, 2022. We anticipate fulfilling such commitments with our existing cash and cash equivalents and available-for-sale marketable securities, which amounted to $130.1 million and $123.9 million as of December 31, 2023 and December 31, 2022, respectively, or through additional capital raised to finance our operations.
Our future minimum payments under non-cancellable operating lease and finance lease agreements were $66.8 million and $34.3 million, respectively as of December 31, 2023. The timing of these future payments, by year, can be found in our consolidated financial statements in Note 10, “Leases”, included within this Annual Report.
As discussed above, the Legacy Sema4 business recently entered into a settlement agreement with one of its third-party payors in order to settle the claims related to coverage and billing matters allegedly resulting in the overpayments by the payor to the Legacy Sema4 business including those related to multi-gene tests, such as carrier screening services. Under the settlement agreement, the total settlement amount is $42 million, to be paid by us to the payor in a series of installments over the next four years with the final installment payment scheduled to be on or before June 30, 2026. The first installment payment of $15 million was made on December 31, 2022 and the second installment of $5 million was made on December 27, 2023. In consideration for the payments, the payor has agreed to provide releases of the Disputed Claims, which releases will become effective 91 days after the first installment payment was received by the payor. For more information regarding this matter, see Note 4, “Revenue Recognition” included within this Annual Report.
Our future contractual purchase commitments were $3.8 million as of December 31, 2023. The timing of these future payments, by year, can be found in our consolidated financial statements in Note 11, “Purchase Commitments and Contingencies”, included within this Annual Report.
Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(180,147)	$(319,155)
Net cash used in investing activities	(43,726)	(141,326)
Net cash provided by financing activities	186,238	197,315
Operating Activities
Net cash used in operating activities during the year ended December 31, 2023 was $180.1 million which was primarily attributable to a net loss of $175.8 million and unfavorable working capital associated with the wind down of the Legacy Sema4 accounts payable, primarily during the second half of 2023, which was partially offset by the release of a third party payor reserve.
Net cash used in operating activities during the year ended December 31, 2022 was $319.2 million, which was primarily attributable to a net loss of $549.0 million, a change in fair value of the warrant and earn-out liabilities of $70.2 million and a deferred income tax benefit of $49.1 million. This was partially offset by non-cash depreciation and amortization of $59.3 million, non-cash stock-based compensation expense of $42.0 million, impairment loss of $210.1 million, a provision for excess and obsolete inventory of $1.1 million and non-cash lease expense of $2.2 million. The net change in our operating assets and liabilities primarily reflected a $2.4 million decrease in inventories, a $34.5 million increase in accounts payable and accrued expenses driven by the payor settlement accrual which was partially offset by timing of vendor payments, a $19.5 million decrease in other current liabilities mainly driven by the payment of 2021 bonuses, offset by the accrual of the 2022 expected payment, a $5.5 million decrease in accounts receivable primarily from self-pay payors and a $11.1 million increase in prepaid expenses and other current assets mainly driven by the amortization of insurance policy premiums.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2023 was $43.7 million which primarily included net purchases of marketable securities of $47.7 million, $12.1 million in consideration held in escrow paid for the Legacy GeneDx Acquisition and $5.3 million in purchases of property and equipment, which was offset partially by $17.8 million in proceeds from maturities of marketable securities and $4.0 million in proceeds from the sale of assets.

Net cash used in investing activities during the year ended December 31, 2022 was $141.3 million, which was primarily attributable to the $127 million net of cash spent for the Acquisition of Legacy GeneDx, $7.2 million in purchases of property and equipment and $7.2 million related to spend on development of internal-use software assets.
Financing Activities
Net cash provided by financing activities during the year ended December 31, 2023 was $186.2 million which was primarily driven by the $143.0 million net proceeds from the underwritten public offering and concurrent registered direct offering, net of issuance costs, and $48.5 million from the Perceptive Term Loan Facility, which was offset partially by the DECD loan payment of $2.0 million and $3.6 million of finance lease payments.
Net cash provided by financing activities during the year ended December 31, 2022 was $197.3 million, which was primarily driven by the $197.7 million net proceeds from the Acquisition PIPE Investment. Additionally, $2.9 million relates to cash received from exercise of employee stock options, which was offset by $3.3 million of finance lease principal payments.
Critical Accounting Policies and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
See Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements for a complete description of each of these critical accounting policies and estimates. Each of these critical accounting policies could potentially generate materially different results if we were to change underlying assumptions, estimates and/or judgments. Although actual results may differ from those estimates, we believe the estimates are reasonable and appropriate.
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

Other revenue
We also recognize revenue from collaboration service agreements with biopharma companies and other third parties pursuant to which we health information and patient identification support services. Certain of these contracts provide non-refundable upfront payments, which we record as contract liabilities, and variable payments based upon the achievement of certain milestones during the contract term. Milestone payments are a form of variable consideration that are included in the transaction price only when it is probable that doing so will not result in a significant reversal of cumulative revenue recognized when the uncertainty associated with the milestone is subsequently resolved.
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
Intangible Assets
Amortizable intangible assets include trade names and trademarks, developed technology and customer relationships acquired as part of business combinations. All intangible assets subject to amortization are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment. The recoverability test is performed on a company-wide single asset group level.
Warrant Liabilities
Our warrant liabilities are recorded on the consolidated balance sheets at fair value on their respective issuance dates, with subsequent changes in respective fair values recognized on the consolidated statements of operations and comprehensive loss at each reporting date.
Our outstanding warrants include publicly-traded warrants (the “Public Warrants”) which were originally issued in the IPO, warrants sold in a private placement to CMLS Holdings LLC (the “Private Warrants”) and warrants issued to Perceptive Credit Holdings IV, LP in connection with the entry into the Perceptive Term Loan Facility (the “Perceptive Warrants”). The Public Warrants are traded in active markets and the fair value is determined on the basis of quoted market prices. Management has determined the fair value of each Private Warrant is the same as that of a Public Warrant because the terms are substantially the same.
The estimated fair value of the Perceptive Warrants is determined based on a Modified Black-Scholes valuation model. The Black-Scholes option-pricing model requires the use of assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. Changes in the assumptions can materially affect the fair value and ultimately how much income or expense is recognized. Key assumptions include expected volatility, expected term, and risk-free interest rate. The expected volatility for us is based on the historical volatility of historical share prices of a peer group of public companies, our historical share prices, and the implied volatility of the call options. When selecting these comparable companies, we considered the enterprise value, risk profiles, position within the industry, and whether there was sufficient historical share price information to meet the expected exercise period of the Perceptive Warrants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of re-measurement.
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
Recent Accounting Pronouncements
Information on recent accounting pronouncements can be found in Note 2, “Summary of Significant Accounting Policies”.
JOBS Act Accounting Election
We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act (the “JOBS Act”). The JOBS Act allows an emerging growth company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We have elected to use this extended transition period and, as a result, our financial statements may not be comparable to companies that comply with public company effective dates. We also intend to rely on other exemptions provided by the JOBS Act, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, available-for-sale marketable securities and restricted cash consists of bank deposits and money market funds, which totaled $131.1 million and $138.3 million at December 31, 2023 and 2022, respectively. Such interest-bearing instruments carry a degree of risk. However, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and restricted cash.
Our Perceptive Term Loan Facility includes variable interest rate terms for the outstanding principal amount of $50 million at October 27, 2023. Therefore, changes in interest rates can impact future interest payments we are obligated to pay.
See Note 9, “Long-Term Debt” to our consolidated financial statements for further information.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GeneDx Holdings Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GeneDx Holdings Corp. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
New York, New York
February 23, 2024

GeneDx Holdings Corp.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$99,681	$123,933
Marketable securities	30,467	—
Accounts receivable	32,371	42,634
Due from related parties	445	708
Inventory, net	8,777	13,665
Prepaid expenses and other current assets	10,598	31,682
Total current assets	182,339	212,622
Operating lease right-of-use assets	26,900	32,758
Property and equipment, net	32,479	51,527
Intangible assets, net	172,625	186,650
Other assets	4,413	7,385
Total assets	$418,756	$490,942
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$37,456	$84,878
Due to related parties	1,379	3,593
Short-term lease liabilities	3,647	6,121
Other current liabilities	16,336	49,705
Total current liabilities	58,818	144,297
Long-term debt, net of current portion	52,688	6,250
Long-term lease liabilities	62,938	60,013
Other liabilities	14,735	24,018
Deferred taxes	1,560	2,659
Total liabilities	190,739	237,237
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred Stock, $0.0001 par value: 1,000,000 shares authorized at December 31, 2023 and December 31, 2022; 0 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Class A common stock, $0.0001 par value: 1,000,000,000 shares authorized, 25,978,863 shares issued and outstanding at December 31, 2023 and $0.0001 par value: 1,000,000,000 shares authorized, 11,773,065 shares issued and outstanding at December 31, 2022	2	1
Additional paid-in capital	1,527,778	1,378,125
Accumulated deficit	(1,300,188)	(1,124,421)
Accumulated other comprehensive income	425	—
Total stockholders’ equity	228,017	253,705
Total liabilities and stockholders’ equity	$418,756	$490,942
The accompanying notes are an integral part of these consolidated financial statements.

GeneDx Holdings Corp.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share and share amounts)

	Year Ended December 31,
	2023	2022
Revenue
Diagnostic test revenue	$195,654	$227,334
Other revenue	6,912	7,360
Total revenue	202,566	234,694
Cost of services	112,560	261,444
Gross profit (loss)	90,006	(26,750)
Research and development	58,266	86,203
Selling and marketing	60,956	122,075
General and administrative	133,755	216,167
Impairment loss	10,402	210,145
Other operating expenses, net	7,223	6,312
Loss from operations	(180,596)	(667,652)

Non-operating income (expenses), net
Change in fair market value of warrant and earn-out contingent liabilities	1,170	70,229
Interest income (expense), net	1,114	(666)
Other income, net	1,619	57
Total non-operating income, net	3,903	69,620
Loss before income taxes	(176,693)	(598,032)
Income tax benefit	926	49,052
Net loss	$(175,767)	$(548,980)

Other comprehensive income, net of tax
Unrealized gain related to available for sale securities	425	—
Comprehensive loss	$(175,342)	$(548,980)

Weighted average shares outstanding of Class A common stock	24,311,989	10,236,960
Basic and diluted net loss per share, Class A common stock	$(7.23)	$(53.63)
The accompanying notes are an integral part of these consolidated financial statements.

GeneDx Holdings Corp.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Class A Common Stock
	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance at December 31, 2021	7,352,958	$1	$963,543	$(575,441)	—	$388,103
Net loss	—	—	—	(548,980)	—	(548,980)
Common stock issued pursuant to stock option exercises	333,988	—	2,948	—	—	2,948
Stock based compensation expense	—	—	41,975	—	—	41,975
Shares issued for PIPE, net of issuance costs	1,515,152	—	197,659	—	—	197,659
Shares issued for acquisition (1)	2,424,243	—	172,000	—	—	172,000
Vested restricted stock units converted to common stock	146,724	—	—	—	—	—
Balance at December 31, 2022	11,773,065	$1	$1,378,125	$(1,124,421)	$—	$253,705
Net loss		—	—	(175,767)	—	(175,767)
Common stock issued pursuant to stock option exercises	50,444	—	285	—	—	285
Stock-based compensation expense	—	—	(326)	—	—	(326)
Other comprehensive income, net of tax	—	—	—	—	425	425
Vested restricted stock units converted to common stock	431,671	—	—	—	—	—
Issuance of Class A common shares in registered direct offering, net of issuance costs	676,868	—	7,564	—	—	7,564
Issuance of Class A common shares for the first Milestone Payment	701,460	—	6,692	—	—	6,692
Fractional shares adjustment	29,603	—	—	—	—	—
Issuance of Class A common shares in underwritten public offering, net of issuance costs	12,315,752	1	135,438	—	—	135,439
Balance at December 31, 2023	25,978,863	$2	$1,527,778	$(1,300,188)	$425	$228,017
(1) Of the 2.4 million shares issued for acquisition, 251,965 shares were held by an escrow agent for a one year escrow period. During this period, the seller retained all rights with respect to the escrow shares, including voting rights and rights to receive dividends and other distributions on such escrow shares.
The accompanying notes are an integral part of these consolidated financial statements.

GeneDx Holdings Corp.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(175,767)	$(548,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	33,734	59,309
Stock-based compensation expense	(326)	41,975
Change in fair value of warrants and contingent liabilities	(1,170)	(70,229)
Deferred tax benefit	(926)	(49,124)
Provision for excess and obsolete inventory	3,913	1,125
Third-party payor reserve release	(9,745)	—
Gain on sale of assets	(1,677)	—
Gain on debt forgiveness	(2,750)	—
Impairment loss	10,402	210,145
Other	2,406	2,743
Change in operating assets and liabilities, net of effects from purchase of business:
Accounts receivable	10,263	5,527
Inventory	975	2,350
Accounts payable and accrued expenses	(46,953)	34,459
Other assets and liabilities	(2,526)	(8,455)
Net cash used in operating activities	(180,147)	(319,155)
Investing activities
Consideration on escrow paid for GeneDx acquisition	(12,144)	(127,004)
Purchases of property and equipment	(5,250)	(7,156)
Proceeds from sale of assets	4,034	—
Purchases of marketable securities	(47,670)	—
Proceeds from maturities of marketable securities	17,765	—
Development of internal-use software assets	(461)	(7,166)
Net cash used in investing activities	(43,726)	(141,326)
Financing activities
Proceeds from PIPE issuance, net of issuance costs	—	197,659
Proceeds from offerings, net of issuance costs	143,002	—
Proceeds from long-term debt, net of issuance costs	48,549	—
Exercise of stock options	285	2,948
Long-term debt principal payments	(2,000)	—
Finance lease payoff and principal payments	(3,598)	(3,292)
Net cash provided by financing activities	186,238	197,315
Net decrease in cash, cash equivalents and restricted cash	(37,635)	(263,166)
Cash, cash equivalents and restricted cash, at beginning of year	138,303	401,469
Cash, cash equivalents and restricted cash, at end of year	$100,668	$138,303

Supplemental disclosures of cash flow information
Cash paid for interest	$3,041	$1,932
Cash paid for taxes	$1,465	$1,241
Lease liability from obtaining right-of-use asset	$637	$—
Stock consideration paid for first Milestone Payment	$6,692	$—
Stock consideration paid for purchase of business	$—	$172,000
Purchases of property and equipment in accounts payable and accrued expenses	$134	$—
Software development costs in accounts payable and accrued expenses	$—	$461
The accompanying notes are an integral part of these consolidated financial statements.

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
On January 31, 2023, the Company raised approximately $150.0 million in gross proceeds and announced the closing of an underwritten public offering of 9,962,316 shares of our Class A common stock and a concurrent registered direct offering of 2,353,436 shares of our Class A common stock. The net offering proceeds received after deducting underwriters' discounts and commissions payable by the Company were approximately $135.4 million. On April 17, 2023, following the Company’s receipt of stockholder approval for the issuance, the Company issued the remaining 676,868 shares of the Company’s Class A common stock to Corvex Select Equity Master Fund LP, Corvex Master Fund LP and Corvex Dynamic Equity Select Master Fund LP in its previously announced registered direct offering for gross proceeds of approximately $7.6 million.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These financial statements consolidate the operations and accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Unless otherwise noted, all tabular dollars are in thousands, except per share amounts. Certain reclassifications have been made to the prior year consolidated financial statements in order to conform to the current year’s presentation.
On May 4, 2023, at the commencement of trading, the Company effected a 1-for-33 reverse stock split (the “Reverse Stock Split”). Accordingly, all share and per share amounts for the periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split. No fractional shares were issued in connection with the reverse stock split.

Emerging Growth Company
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. In addition, the Company is a “smaller reporting company”, as defined in Item 10(f)(1) of the U.S. Securities and Exchange Commission’s Regulation S-K. As such, the Company is eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including reduced reporting, including the reporting of two fiscal years of audited financial statements, and extended transition periods to comply with new or revised accounting standards for public business entities. The Company has elected to avail itself of this exemption and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. The Company bases these estimates on current facts, historical and anticipated results, trends and various other assumptions that it believes are reasonable in the circumstances, including assumptions as to future events. These estimates include, but are not limited to, the transaction price for certain contracts with customers, potential or actual claims for recoupment from third-party payors, the valuation of stock-based awards, the valuation of warrant liabilities, income taxes and intangible assets. Actual results could differ materially from those estimates, judgments and assumptions.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The majority of the Company’s cash, cash equivalents and restricted cash are uninsured with account balances in excess of the Federal Deposit Insurance Company limits.
The Company’s cash and cash equivalents are deposited with high-quality financial institutions. Management believes these financial institutions are financially sound and, accordingly, that minimal credit risk exists. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash in excess of government insured limits and in the event of default by corporations and governments in which it holds investments in cash equivalents and short-term debt securities, to the extent recorded on the consolidated balance sheet. The Company has not experienced any losses on its deposits of cash and cash equivalents.
The Company assesses both the self-pay patient and, if applicable, the third party payor that reimburses the Company on the patient’s behalf when evaluating concentration of credit risk. Significant patients and payors are those that represent more than 10% of the Company’s total annual revenues or accounts receivable balance at each respective balance sheet date. The significant concentrations of accounts receivable as of December 31, 2023 and 2022 were primarily from large managed care insurance companies, institutional billed accounts, and data arrangements. There was no individual patient or client that accounted for 10% or more of revenue or accounts receivable for any of the years presented. The Company does not require collateral as a means to mitigate customer credit risk.
For each significant payor, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue		Accounts Receivable
	Year Ended December 31,		As of December 31,
	2023	2022	2023	2022
Payor A (1)	18%	30%	*	14%
Payor B	28%	15%	10%	14%
__________________
*less than 10%
(1)This payor group includes multiple individual plans and the Company calculates and presents the aggregated value from all plans, which is consistent with the Company’s portfolio approach used in accounting for diagnostic test revenue.
The Company is subject to a concentration of risk from a limited number of suppliers for certain reagents and laboratory supplies. One supplier accounted for approximately 11% and 4% of purchases for the years ended December 31, 2023 and 2022, respectively. Another supplier accounted for approximately 11% and 12% of purchases for the years ended

December 31, 2023 and 2022, respectively. This risk is managed by maintaining a target quantity of surplus stock. Alternative suppliers are available for some or all of these reagents and supplies.
Revenue Recognition
The Company recognizes revenue when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration which the Company expects to be entitled to in exchange for those goods or services. If any changes in customer credit issues are identified which were not assessed at the date of service, provisions for credit losses are recognized and recorded.
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
See Note 4, “Revenue Recognition” for more information.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist of amounts invested in money market funds and debt securities. Carrying values of cash equivalents approximate fair value due to the short-term nature of these instruments. The current and long-term portions of restricted cash are included within prepaid expenses and other current assets and other assets.
Marketable Securities
Marketable securities are classified as current assets as these investments are intended to be available to the Company for use in funding current operations. Unrealized gains and losses on available for sale securities are deemed temporary and are classified in accumulated other comprehensive income (loss) within stockholders’ equity. Changes in the fair value of available for sale securities impact earnings only when such securities are sold, or an allowance for expected credit losses or impairment is recognized. We regularly evaluate our portfolio of marketable securities for expected credit losses and impairment for any decline in fair value determined to be other-than-temporary. In making this judgement, we evaluate, among other things, the extent to which the fair value of a security is less than its amortized cost; the financial condition of the issuer, including the credit quality, and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment of whether a marketable security has a credit loss or is impaired could change in the future due to new developments or changes in assumptions related to any particular security.
See Note 5, “Fair Value Measurements” for more information.
Accounts Receivable
Accounts receivable consists of amounts due from customers and third-party payors for services performed and reflect the consideration to which the Company expects to be entitled in exchange for providing those services. Accounts receivable is estimated and recorded in the period the related revenue is recorded. During the years ended December 31, 2023 and 2022, the Company did not record provisions for credit losses. The Company did not write off any accounts receivable balances for the years ended December 31, 2023 and 2022.
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
During the fourth quarter of 2022, the Company identified indicators of impairment for certain inventory testing supplies and reagents in connection with the planned exit of the Legacy Sema4 business and recorded a $22.5 million impairment charge in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

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
See Note 6, “Property and Equipment, net”.
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
See Note 6, “Property and Equipment, net” for more information.
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
See Note 3, “Business Combinations” for more information.
Intangible Assets, Net
Amortizable intangible assets include trade names and trademarks, developed technology and customer relationships acquired as part of business combinations. Intangible assets acquired through our business combinations in 2022 are amortized on a straight-line basis. All intangible assets subject to amortization are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment. There were no impairment losses recorded on intangible assets for any periods presented.
See Note 7, “Goodwill and Intangible Assets” for more information.

Cloud Computing
The Company capitalizes certain costs incurred during the application development stage and all costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Amortization begins when the cloud computing arrangement is ready for its intended use and is calculated on a straight-line basis over the fixed noncancellable periods plus renewal periods the Company deems it reasonably certain to exercise. During the year ended December 31, 2022, $0.3 million of implementation costs were capitalized and recorded in prepaid expenses and other current assets. There were no capitalized amounts for the year ended December 31, 2023.
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
The Company’s financial assets and liabilities consist of cash and cash equivalents, marketable securities, accounts receivable, other current assets, accounts payable, and accrued expenses, other current liabilities, and long-term debt. The Company’s carry value of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the relatively short-term nature of these accounts.
See Note 5, “Fair Value Measurements” for more information.
Warrant Liability
The Company’s outstanding warrants include the Public Warrants, the Private Warrants and the Perceptive Warrants.
The Company accounts for warrants as liability-classified instruments based on an assessment of the warrant terms and applicable authoritative guidance in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815-Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. This assessment is conducted at the time of warrant issuance. The warrant liabilities are recorded on the consolidated balance sheets at fair value on their respective issuance dates, with subsequent changes in respective fair values recognized on the consolidated statements of operations and comprehensive loss at each reporting date.
The Public Warrants are classified within Level 1 of the fair value hierarchy as they are traded in active markets and the fair value is determined on the basis of quoted market prices. Management has determined the fair value of each Private Warrant is the same as that of a Public Warrant because the terms are substantially the same. The Private Warrants are classified within Level 2 of the fair value hierarchy as management determined the fair value of each Private Warrant is the same as that of a Public Warrant because the terms are substantially the same. The Perceptive Warrants are classified within Level 3 of the fair value hierarchy. The estimated fair value of the Perceptive Warrants is determined based on a Modified Black-Scholes valuation model. Key assumptions include expected volatility, expected term, and risk-free interest rate.
See Note 5, “Fair Value Measurements” for more information.
Contingent Consideration (Legacy GeneDx)
The Acquisition involved potential payment of future consideration payable to OPKO Health, Inc. (“OPKO”) in cash and/or shares of Company’s Class A common stock with such mix to be determined in the Company’s sole discretion, based upon achievement of 2022 and 2023 revenue milestones, pursuant to the Acquisition Merger Agreement (the “Milestone Payments”). The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated using a Monte Carlo simulation valuation model. Changes in assumptions may result in adjustments to the fair value measurements.
Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized as income or expense on the Company’s consolidated statements of operations. Cash contingent consideration payments up to the acquisition date fair value of the contingent consideration liability are classified as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are classified as operating activities in the consolidated statements of cash flows.
See Note 5, “Fair Value Measurements” for more information.
Earn-out Contingent Liability
In connection with the Business Combination, all Legacy Sema4 stockholders and option holders at that time became entitled to a pro rata share of earn-out shares and earn-out RSUs.
The Company accounted for the earn-out shares as a liability in accordance with ASC 480. The Company subsequently measured the fair value of the liability at each reporting period and changes in fair value were recorded as a component of non-operating income (expenses), net, on the consolidated statements of operations and comprehensive loss. In July 2023, the Company’s obligations to issue earn-out shares pursuant to that certain Agreement and Plan of Merger, dated February 9, 2021, and shares pursuant to the earn-out RSUs expired as a result of the vesting conditions not being achieved.
The Company accounted for the earn-out RSUs in accordance with ASC 718- Compensation — Stock Compensation (“ASC 718”) and stock-based compensation expense was recognized over the longer of the expected achievement period for the market-based requirement or the service requirement. In the event that any earn-out RSUs were forfeited as a result of a failure to achieve the service requirement, the underlying shares were reallocated on an annual basis to the Legacy Sema4 stockholders and to the Legacy Sema4 option holders who remained employed as of the date of such reallocation. Any re-allocations to Legacy Sema4 option holders were accounted for as new grants.
See Note 5, “Fair Value Measurements” for more information.
Stock-Based Compensation
The Company measures stock-based compensation at the grant date based on the fair value of the award and recognizes stock-based compensation expense over the requisite service period for each separate vesting portion of the award on a straight-line basis.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards. Determining the fair value of stock option awards requires judgment, including estimating expected stock price volatility and expected option term. The Company estimates a volatility factor for the Company’s options based on analysis of historical share prices of a peer group of public companies, the historical share prices of the Company, and the implied volatility of the Company’s call options. The Company estimates the expected term of options granted using the “simplified method,” which is the mid-point between the vesting date and the ending date of the contractual term. The Company does not rely on the historical holding periods of the Company’s options due to the limited availability of exercise data. The Company uses a risk-free interest rate based on the U.S. Treasury yield curve in effect for bonds with maturities consistent with the expected term of the option. Expected dividend yield is based on the fact that the Company has never paid dividends.
Restricted stock awards are valued based on the fair value of the stock on the grant date. The Company issues new shares upon share option exercise and vesting of a restricted share unit. Forfeitures of stock-based compensation are recognized as they occur.
See Note 12, “Stock-Based Compensation” for more information.
Income Taxes
The Company accounts for income taxes using the asset and liability method and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the Company’s historical operating losses, the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

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
See Note 13, “Income Taxes” for more information.
Leases
The Company’s leases primarily consisted of office and lab space, and equipment for use in its operations. Its leases generally have lease terms of 2024 to 2036 years, some with the option to extend. The Company includes extension options that are reasonably certain to be exercised as part of the lease terms. As of December 31, 2023, none of the Company’s lease terms included the extension option as the Company has determined that it is unlikely to exercise to extension option.
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
Right-of-use assets (ROU assets) represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of remaining future minimum lease payments over the lease term. The Company does not recognize a ROU asset or lease liability for leases with a term of 12 months or less and does not include variable costs, which are based on actual usage, in the measurement of ROU assets and lease liabilities. The ROU assets include any lease payments made prior to the commencement date and initial direct costs incurred and excludes lease incentives received. ROU assets are subsequently assessed for impairment in accordance with the Company’s accounting policy for long-lived assets.
All lease liabilities are measured at the present value of the associated payments, discounted using the Company’s incremental borrowing rate determined based on the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for similar term and in a similar economic environment on a collateralized basis, unless there is a rate implicit in the lease that is readily determinable. The lease liabilities are classified as current or non-current based on the expected timing of payments.
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
See Note 10, “Leases” for more information.
Recently Issued Accounting Pronouncements Not Yet Adopted
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or are not expected to have a material impact on the consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The standard requires enhanced segment reporting disclosures, including significant segment expenses and other segment items. Additionally, the standard requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 will be effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The guidance will be applied retrospectively to all periods presented in financial statements unless it is impractical to do so. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes – Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard requires additional disclosures around disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The new credit losses standard changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, contract assets recognized as a result of applying ASC 606, loans and certain other instruments, entities will be required to use a new forward looking “expected loss” model that generally will result in earlier recognition of credit losses than under today’s incurred loss model. The Company adopted ASU 2016-13 effective January 1, 2023 and the adoption did not have material impact in the consolidated statements of operations and comprehensive loss.
3. Business Combination
Legacy GeneDx Acquisition
On April 29, 2022, the Company completed the Acquisition. At the closing of the Acquisition, the Company paid OPKO gross cash consideration of $150 million (before deduction of transaction expenses and other customary purchase price adjustments) and issued to OPKO 2.4 million shares of the Company’s Class A common stock ($172 million based on the closing date share price of $70.95 per share). A portion of this cash and stock consideration was held in escrow for a one year escrow period ending in May 2023. On May 15, 2023, the Company completed the net working capital settlement with OPKO and released the remaining escrowed amount recorded in restricted cash. In addition, a portion of the $150 million was payable following the closing of the Acquisition due to the achievement of the first revenue-based milestone for the fiscal year ended December 31, 2022 and the remaining Milestone Payment of up to $37.5 million would be payable if certain revenue-based milestones are achieved for the fiscal year ending December 31, 2023. During the year ended December 31, 2023, the first Milestone Payment became due and payable in full and resulted in the issuance of 701,460 shares of the Company’s Class A common stock on April 14, 2023. The remaining Milestone Payment, if and to the extent earned under the terms of the Acquisition Merger Agreement, will be satisfied through the payment and/or issuance of a combination of cash and shares of the Company’s Class A common stock (valued at $160.38 per share, subject to adjustment for stock splits and similar changes), with such mix to be determined in the Company’s sole discretion. The second milestone payment was determined to be zero. Concurrently with the closing of the Acquisition, the Company also issued and sold in a private placement 1,515,152 shares of the Company’s Class A common stock to certain institutional investors for aggregate gross proceeds of $200 million (the “Acquisition PIPE Investment”).

The following table presents the net purchase price and the fair values of the assets and liabilities of Legacy GeneDx on a preliminary basis:

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
The amounts above represent the fair value estimates at the time of the Acquisition.
4. Revenue Recognition
Disaggregated revenue
The following table summarizes the Company’s disaggregated revenue by payor category:

	Year ended December 31,
	2023			2022
	GeneDx	Legacy Sema4	Consolidated	GeneDx	Legacy Sema4	Consolidated
Diagnostic test revenue:
Patients with third-party insurance	$126,265	$8,226	$134,491	$72,890	$100,734	$173,624
Institutional customers	59,497	—	59,497	40,754	5,370	46,124
Self-pay patients	1,702	(36)	1,666	1,230	6,356	7,586
Total diagnostic test revenue	187,464	8,190	195,654	114,874	112,460	227,334
Other revenue	6,912	—	6,912	7,360	—	7,360
Total	$194,376	$8,190	$202,566	$122,234	$112,460	$234,694
Reassessment of variable consideration
Subsequent changes to the estimate of the transaction price, determined on a portfolio basis when applicable, are generally recorded as adjustments to revenue in the period of the change. The Company updates estimated variable consideration quarterly.
For the year ended December 31, 2023, the total change in estimate resulted in a net $8.8 million which included the partial release of a third party payor reserve established in prior periods for Legacy Sema4.
During the year ended December 31, 2022, the Company recorded $54.0 million to decrease revenue resulting from changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and potential and actual settlements with third party payors.

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
Throughout 2022, the Company was engaged in discussions with one of its third-party payors (the “Payor”) regarding certain overpayments to Legacy Sema4. On December 30, 2022, the Company entered into a settlement agreement with the Payor in order to settle the claims related to coverage and billing matters allegedly resulting in the overpayments by the Payor to the Company (the “Disputed Claims”). Under the settlement agreement, $42 million is to be paid by the Company to the Payor in a series of installments over four years with the final installment payment scheduled to be on or before June 30, 2026. The first installment payment of $15 million was made on December 31, 2022 and the second installment of $5 million was made on December 27, 2023. In consideration for these payments, the Payor agreed to provide releases of the Disputed Claims, which releases became effective on March 31, 2023.
As a result of this matter, and in connection with a review of certain billing policies and procedures undertaken by management, the Company considered the need to establish reserves for potential recoupments of payments previously made by third-party payors. As of December 31, 2023 and December 31, 2022, $27.0 million and $39.0 million were recorded in accounts payable and accrued expenses and other liabilities, respectively. See Note 16, “Supplemental Financial Information”. The Company uses estimates, judgments, and assumptions to assess whether it is probable that a significant reversal in the amount of cumulative revenue may occur in future periods, based upon information presently available. These estimates are subject to change. In addition, as discussed above, the Company has made certain adjustments to its estimated variable consideration as result of this matter and other potential settlements with payors.
Remaining performance obligations
Due to the long-term nature of collaboration service agreements, the Company’s obligations pursuant to such agreements represent partially unsatisfied performance obligations as of December 31, 2023. The revenues under existing service agreements with original expected durations of more than one year are estimated to be approximately $3.3 million. The Company expects to recognize the majority of this revenue over the next 2 years.
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
As of December 31, 2023 and December 31, 2022, the Company had outstanding deferred costs to fulfill contracts of zero and $0.3 million, respectively. At each period, all outstanding deferred costs were recorded as other current assets.

The cost recognized was $2.1 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively and are recorded in cost of services on the consolidated statements of operations and comprehensive loss.
5. Fair Value Measurements
Financial assets and liabilities are recorded at fair value on the consolidated balance sheets on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For further information regarding the Company’s fair value measurements, see Note 2, “Summary of Significant Accounting Policies” included within this Annual Report.
The following tables set forth the fair value of financial instruments that were measured at fair value on a recurring basis:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$92,702	$92,702	$—	$—
U.S. treasury bonds	6,128	—	6,128	—
Corporate and municipal bonds	24,098	—	24,098	—
Total financial assets	$122,928	$92,702	$30,226	$—

Financial Liabilities:
Public warrant liability	$149	$149	$—	$—
Private warrant liability	71	—	71	—
Perceptive warrant liability	2,515	—	—	2,515
Total financial liabilities	$2,735	$149	$71	$2,515

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$16,901	$16,901	$—	$—
Total financial assets	$16,901	$16,901	$—	$—

Financial Liabilities:
Public warrant liability	$280	$280	$—	$—
Private warrant liability	138	—	138	—
Contingent consideration	7,619	—	—	7,619
Total financial liabilities	$8,037	$280	$138	$7,619
There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2023 or December 31, 2022.
The Company’s marketable securities presented in the consolidated balance sheet at December 31, 2023 have maturity dates ranging from 2024 through 2026 and are classified as current assets as these investments are intended to be readily available to fund current operations. The differences between the fair value and amortized cost basis of each security are the unrealized gains or losses recorded in accumulated other comprehensive income. As of December 31, 2023, the amortized cost for maturities less than one year and greater than one year were $17.2 million and $12.6 million, respectively.
Public and Private Warrants
As of the consummation of the Merger in July 2021, there were 666,516 warrants to purchase shares of Class A common stock outstanding, including 447,223 public warrants and 219,293 private placement warrants. As of December 31, 2023, there were 666,515 warrants to purchase shares of Class A common stock outstanding, including 452,272 public warrants and 214,243 private placement warrants outstanding. Each warrant expires five years after the Business Combination or earlier upon redemption or liquidation, and entitles the holder to purchase one share of Class A common stock at an exercise price of $379.50 per share, subject to adjustment, at any time commencing on September 4, 2021.

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
For the years ended December 31, 2023 and December 31, 2022 , a gain of $0.2 million and $21.1 million was recorded within the change in the change in fair market value of warrant and earn-out contingent liabilities in the consolidated statements of operations and comprehensive loss, respectively.
Perceptive Warrant
On October 27, 2023, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Holdings IV, LP, as lender and administrative agent (“Perceptive”), which provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $75 million (the “Perceptive Term Loan Facility”). As consideration for the Credit Agreement, the Company issued to Perceptive a warrant to purchase up to 1,200,000 shares (the “Perceptive Warrants”) of its Class A common stock. For further information regarding the Credit Agreement and Perceptive Warrants, see Note 9, “Long Term Debt” included within this Annual Report.

The Perceptive Warrants are classified within Level 3 of the fair value hierarchy. The key assumptions utilized in determining the Perceptive Warrants valuation as of December 31, 2023 were as follows:

December 31, 2023
Stock price	$2.75
Exercise price	$3.18
Expected volatility	110.0%
Expected term (in years)	9.8
Risk-free interest rate	3.88%
Dividend yield	—
The fair value determined and recorded as of December 31, 2023 was $2.5 million. For the year ended December 31, 2023, a nominal gain was recorded within the change in fair market value of warrant and earn-out contingent liabilities in the consolidated statements of operations and comprehensive loss based on re-measurement performed as of the period end date.
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
In July 2023, the Company’s obligations to issue earn-out shares pursuant to that certain Agreement and Plan of Merger (as amended, the “Business Combination Merger Agreement”), dated February 9, 2021, and shares pursuant to the earn-out RSUs expired as a result of the vesting conditions not being achieved. The fair value determined and recorded as of December 31, 2023 and December 31, 2022 was zero. During the year ended December 31, 2022, a gain of $10.2 million was recorded within the change in fair market value of warrant and earn-out contingent liabilities in the consolidated statements of operations and comprehensive loss based on re-measurement performed as of the period end date.
The Company also recorded $0.8 million reduction in stock-based compensation expense in relation to the forfeiture of the earn-out RSUs by the Legacy Sema4 option holders for the year December 31, 2023.
Contingent Consideration (Legacy GeneDx)
In connection with the Acquisition, up to $150 million of contingent payments was to be payable to OPKO in cash and/or shares of Company’s Class A common stock with such mix to be determined in the Company’s sole discretion, based upon achievement of 2022 and 2023 revenue milestones, pursuant to the Acquisition Merger Agreement (the “Milestone Payments”).
Subject to the terms and conditions of the Acquisition Merger Agreement, the first Milestone Payment was paid out in full in April 2023 through the issuance of 701,460 shares of the Company’s Class A common stock (valued at $160.38 per share) for $112.5 million as the revenue of the Legacy GeneDx group for the fiscal year 2022 exceeded $163 million. The second Milestone Payment of $37.5 million was valued at zero as the revenue target for the Legacy GeneDx group was not met during fiscal year 2023. The second Milestone Payment would have become due and payable if the revenue of the Legacy GeneDx group for the fiscal year 2023 equaled or exceeded $219 million (each of clauses (a) and (b), a “Milestone Event”); provided that 80% of the second Milestone Payment would have become payable in respect of the second milestone period if the Legacy GeneDx group achieved 90% of the Milestone Event revenue target for such period, which amount would have scaled on a linear basis up to 100% of the second Milestone Payment at 100% of the revenue target.
During the year ended December 31, 2023, a gain of $0.9 million was recorded in the change in fair market value of warrant and earn-out contingent liabilities in the consolidated statements of operations and comprehensive loss.
Connecticut Department of Economic and Community Development Funding Commitment
The Company’s loan from the Connecticut Department of Economic and Community Development (“DECD”) is classified within Level 2 of the fair value hierarchy. The loan was recorded at its carrying value of $6.3 million at December 31, 2022 and December 31, 2023, with $0.5 million of recorded in other current liabilities on the consolidated balance sheets at December 31, 2023. The fair value was $5.0 million, which is estimated based on discounted cash flows using the yields of similar debt instruments of other companies with similar credit profiles.
6. Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
	2023	2022
Laboratory equipment	$15,538	$41,255
Equipment under finance leases	2,604	21,384
Leasehold improvements	14,614	35,561
Capitalized software	32,171	32,171
Building under finance lease	4,529	6,276
Computer equipment	5,819	9,177
Furniture, fixtures and other equipment	550	3,777
Construction in-progress	3,106	3,386
Total property and equipment	78,931	152,987
Less: accumulated depreciation and amortization	(46,452)	(101,460)
Property and equipment, net	$32,479	$51,527
For the years ended December 31, 2023 and 2022, depreciation and amortization expense was $19.7 million and $50.0 million, respectively, which included software amortization expense of $6.6 million and $15.4 million for the years ended December 31, 2023 and 2022, respectively. For intangible amortization, see Note 7, “Goodwill and Intangible Assets”.
For the year ended December 31, 2023, the Company recorded the following:
•$4.0 million charge to accelerate the amortization for certain capitalized software projects associated with Legacy Sema4 that were not expected to be utilized;
•$9.9 million non-cash impairment charges (of which $5.6 million was allocated to the right-of-use asset associated with the sublease), driven by indicators of impairment related to the ISMMS sublease agreements during the first and third quarters of 2023; and
•$1.7 million net gain on sale of assets primarily associated with the closure of Legacy Sema4 facilities.
For the year ended December 31, 2022, the Company recorded the following:
•$24.0 million charge to accelerate depreciation and amortization due to the change in the Company’s useful lives on certain fixed assets that are related to the business exit activity; and
•$8.7 million charge associated with the identification of indicators of impairment that the carrying value of the certain capitalized software may not be recoverable. As a result, certain costs previously capitalized were written down within cost of services, research and development and general and administrative expenses.
Depreciation and amortization expense is included within the statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2023	2022
Cost of services	$4,350	$31,328
Research and development	6,710	14,960
Selling and marketing	2	4
General and administrative	8,647	3,667
Total depreciation and amortization expense	$19,709	$49,959

7. Goodwill and Intangible Assets
As discussed in Note 3, “Business Combinations”, upon the acquisition of GeneDx in April 2022, the Company recorded initial goodwill of $185.9 million through its preliminary purchase allocation. The purchase price allocation for acquired businesses may be modified for up to one year from the date of acquisition if additional facts or circumstances lead to changes in our preliminary purchase accounting estimates. During 2022, the Company recorded measurement period adjustments to reduce goodwill by $11.4 million. The measurement period closed on April 29, 2023.
During the fourth quarter of 2022, the Company identified indicators that it was more likely than not that the fair value of the GeneDx reporting unit was less than its carrying value. The factors contributing to the indicators included, but were not limited to, significant decline in the Company’s stock price coupled with lower than anticipated business financial performance of the Legacy Sema4 business. Based on the quantitative analysis performed as of December 31, 2022, the Company concluded that the reporting unit’s carrying value was greater than the fair value. Accordingly, an impairment charge totaling $174.5 million was recognized.
The following table reflects the carrying values and remaining useful lives of the acquired intangible assets identified based on the Company’s preliminary purchase accounting assessments for the GeneDx acquisition:

	December 31, 2023			December 31, 2022			Weighted-Average Amortization Period (in years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Tradenames and trademarks	$50,000	$(5,208)	$44,792	$50,000	$(2,083)	$47,917	14.3
Developed Technology	48,000	(10,000)	38,000	48,000	(4,000)	44,000	6.3
Customer Relationships	98,000	(8,167)	89,833	98,000	(3,267)	94,733	18.3
	$196,000	$(23,375)	$172,625	$196,000	$(9,350)	$186,650
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2023:

2024	$14,025
2025	14,025
2026	14,025
2027	14,025
2028	14,025
Thereafter	102,500
Total estimated future amortization expense	$172,625
Amortization expense for tradenames and trademarks and developed technology of $9.1 million was recorded in general and administrative expenses for the year ended December 31, 2023 within the consolidated statements of operations and comprehensive loss. Amortization expense for customer relationships of $4.9 million was recorded in selling and marketing expenses for the year ended December 31, 2023 within the consolidated statements of operations and comprehensive loss.

8. Related Party Transactions
Related party revenues
Total related party revenues are included within diagnostic test revenue and other revenue in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2023	2022
Diagnostic test revenue	$3,199	$2,209
Other revenue	—	353
Total related party revenues	$3,199	$2,562
Related party revenues primarily include diagnostic testing revenues generated by GeneDx from BioReference Laboratories, Inc. (“BRLI”), which is a subsidiary of OPKO. The prices charged represent market rates. Revenue recorded from this contract was $2.7 million and $1.7 million for the years ended December 31, 2023 and December 31, 2022, respectively.
Related party expenses
Total related party costs are included within cost of services and related party expenses in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2023	2022
Costs of services	$4,338	$4,169
General and administrative	435	—
Other operating expenses, net	5,266	6,312
Total related party costs	$10,039	$10,481
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
Expenses recognized pursuant to other service arrangements with ISMMS totaled $6.8 million and $7.4 million for the years ended December 31, 2023 and 2022, respectively. These amounts are included in either cost of services or related party expenses on the consolidated statements of operations and comprehensive loss depending on the particular activity to which the costs relate. Payables due to ISMMS for the other service arrangements were $1.0 million and $2.4 million as of December 31, 2023 and December 31, 2022, respectively. These amounts are included within due to related parties on the Company’s consolidated balance sheets.
Additionally, the Company incurred $3.4 million and $1.7 million in purchases of diagnostic testing kits and materials and $1.8 million and $1.4 million was recorded in cost of services for the year ended December 31, 2023 and 2022, respectively, from an affiliate of a member of the Board of Directors who has served in the role since July 2021. The prices paid represent market rates. Payables due were $0.4 million as of December 31, 2023 and 2022.
Legacy GeneDx and OPKO entered into a Transition Services Agreement dated as of April 29, 2022 (the “OPKO TSA”) pursuant to which OPKO has agreed to provide, at cost, subject to certain limited exceptions, in order to facilitate the transactions contemplated by the Acquisition Merger Agreement, including human resources, information technology support, and finance and accounting. Services in connection with the OPKO TSA were fully completed in October 2023. The Company recognized $1.6 million and $1.3 million in costs for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, a nominal amount and $0.4 million was unpaid and included in due to related parties in consolidated balance sheets, respectively.
During the year ended December 31, 2023, the Company recorded a reduction of $1.3 million of receivables from OPKO related to the Acquisition closing working capital adjustment that was previously recorded as prepaid expenses and other current assets in consolidated balance sheets at December 31, 2022.

9. Long-Term Debt
As of December 31, 2023, long-term debt matures as follows:

2024	$497
2025	1,211
2026	1,235
2027	1,260
2028	51,285
Thereafter	762
Total debt	56,250
Less: current portion of long-term debt	(497)
Less: long-term debt issuance costs	(3,065)
Total long-term debt, net of current portion and debt issuance costs	$52,688
Entry into Perceptive Term Loan Facility
On October 27, 2023 (the “Closing Date”), the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Holdings IV, LP, as lender and administrative agent (“Perceptive”), which provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $75 million (the “Perceptive Term Loan Facility”). An initial tranche of $50 million (the “Tranche A Loan”) was funded under the Perceptive Term Loan Facility on the Closing Date. In addition to the Tranche A Loan, the Perceptive Term Loan Facility includes an additional tranche of $25 million (the “Tranche B Loan,” and together with the Tranche A Loan, the “Term Loans”), which will be accessible by the Company so long as the Company satisfies certain customary conditions precedent, including a specified revenue milestone (the funding date of the Tranche B Loan, the “Tranche B Borrowing Date”). The Perceptive Term Loan Facility has a maturity date of October 27, 2028 (the “Maturity Date”) and provides for an interest-only period during the term of the loan with principal due at the maturity date. Our net proceeds from the Tranche A Loan were approximately $49 million, after deducting estimated debt issuance costs and expenses.
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
In addition, on the Closing Date, as consideration for the Credit Agreement, the Company issued to Perceptive a warrant to purchase up to 1,200,000 shares of its Class A common stock. 800,000 Warrant Shares (the “Initial Warrant Shares”) vested and became exercisable on the Closing Date and 400,000 Warrant Shares (the “Additional Warrant Shares”) will vest and become exercisable on the Tranche B Borrowing Date. The per share exercise price for the Initial Warrant Shares is $3.1752 (the “Initial Warrant Exercise Price”), which is equal to the10-day volume weighted average price (the “10-day VWAP”) of the Company’s Class A common stock at the end of the business day immediately prior to the Closing Date, and the per share exercise price for the Additional Warrant Shares will be equal to the lower of (a) the Initial Warrant Exercise Price or (b) the 10-day VWAP ending on the end of the business day immediately preceding the Tranche B Borrowing Date. The Perceptive Warrant will be exercisable, in whole or in part, until the 10th anniversary of the applicable vesting date. For further information regarding the accounting treatment and subsequent fair value re-measurement of the Perceptive Warrant, see Note 5, “Fair Value Measurement” included within this Annual Report.
Termination of Loan and Security Agreement (the “SVB Agreement”)
On November 15, 2021, the Company and Sema4 OpCo, Inc. (together, the “Borrower”) entered into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank (“SVB”) which provided for a revolving credit facility (the “Revolver”) up to an aggregate principal amount of $125 million, including a sublimit of $20 million for Letters of Credit (as such terms are defined in the SVB Agreement).
In connection with the entry into the Credit Agreement, the SVB Agreement was terminated, effective as of the Closing Date, and SVB’s security interest in the Company’s assets and property was released. No amounts had been drawn under the SVB Agreement at the Closing Date. The Company recorded $0.6 million of expenses related to the termination of the SVB Agreement during the fourth quarter of 2023.
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
In January 2023, the Company amended the DECD Loan Agreement, which resulted in the Company agreeing to pay $2.0 million in principal, obtaining $2.8 million in debt forgiveness for achieving its Phase 2 job milestone, and agreeing to two new forgiveness milestone targets for its Phase 3 job milestone (eligible for $2.0 million in forgiveness) and a final phase job milestone (eligible for $1.0 million in forgiveness) (the “2022 Amended DECD Loan Agreement”). Upon execution of this amendment, the Company paid the $2.0 million in principal and received $2.8 million in debt forgiveness, both of which were classified as current liabilities at December 31, 2022 and the Company recognized the debt forgiveness as other (expense) income, net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023. The terms of the 2022 Amended DECD Loan Agreement require the Company to make interest-only payments through July 2024 and principal and interest payments commencing in August 2024 through July 2029 at the same fixed annual interest rate of 2.0%. The other terms of the 2022 Amended DECD Loan Agreement remained the same.
The outstanding loan balance from the 2022 Amended DECD Loan Agreement was $6.3 million at December 31, 2023.

10. Leases
The tables below present financial information associated with the Company’s leases as of, and for the year ended, December 31, 2023 and 2022:

		December 31,
	Classification	2023	2022
Assets
Operating lease assets	Operating lease right-of-use assets	$26,900	$32,758
Finance lease assets	Property and Equipment, net	3,440	8,604
Total lease assets		$30,340	$41,362

Liabilities
Current
Operating	Short-term lease liabilities	$2,331	$2,409
Finance	Short-term lease liabilities	1,316	3,712

Non-current
Operating	Long-term lease liabilities	$44,428	$44,468
Finance	Long-term lease liabilities	18,510	15,545
Total lease liabilities		$66,585	$66,134

	Year ended December 31,
Lease cost	2023	2022
Operating lease cost
Operating lease cost	$5,806	$6,044
Short-term lease cost	745	1,131
Variable lease cost	659	1,111
Total operating lease cost	$7,210	$8,286

Finance lease cost
Depreciation and amortization of leased assets	$1,970	$5,518
Interest on lease liabilities	1,041	2,152
Total finance lease cost	$3,011	$7,670
Total lease cost	$10,221	$15,956
Future minimum lease payments under non-cancellable leases as of December 31, 2023 are as follows:

Maturity of lease liabilities	Operating lease	Finance lease	Total
2024	$4,388	$2,605	$6,993
2025	6,205	2,491	8,696
2026	6,296	2,003	8,299
2027	6,266	2,045	8,311
2028	6,450	2,107	8,557
Thereafter	37,157	23,048	60,205
Total	66,762	34,299	$101,061
Less: imputed interest	(20,003)	(14,473)	(34,476)
Present value of lease liabilities	$46,759	$19,826	$66,585

Other information related to leases as of and for the year ended December 31, 2023 and 2022 and are as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term (years)
Operating leases	10.0	12.2
Finance leases	11.8	19.0

Weighted-average discount rate
Operating leases	6.4%	6.9%
Finance leases	8.1%	11.2%

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,482	$4,183
Operating cash flows from finance leases	1,874	2,225
Financing cash flows from finance lease	3,598	3,292
11. Purchase Commitments and Contingencies
Purchase Commitments
The following sets forth purchase commitments as of December 31, 2023 with a remaining term of at least one year:

	2024	2025	Total Commitments
Software provider	$2,445	$1,199	$3,644
Equipment provider	193	—	193
	$2,638	$1,199	$3,837
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
Except as described below, the Company was not a party to any material legal proceedings as of December 31, 2023, nor is it a party to any material legal proceedings as of the date of issuance of these consolidated financial statements.
On September 7, 2022, a shareholder class action lawsuit was filed in the United States District Court for the District of Connecticut against the Company and certain of the Company’s current and former officers. The complaint purports to bring suit on behalf of stockholders who purchased the Company’s publicly traded securities between March 14, 2022 and August 15, 2022. Following the appointment of a lead plaintiff, an amended complaint was filed on January 30, 2023. As amended, the complaint purports to allege that defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and seeks unspecified compensatory damages, fees and costs. The Company believes the allegations and claims made in the complaint are without merit.
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
On November 28, 2023, a stockholder filed a derivative suit, allegedly on behalf of the Company, based largely on the same allegations in the securities class action referenced above. The suit was filed in federal court in the District of Delaware, styled Ghazaleh v. Schadt, et al, 23-cv-01357 (D. Del.), and purports to assert claims against certain of the Company’s former and current officers and directors under Section 10(b) of the Exchange Act, and for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment and corporate waste. The Company is named only as a nominal defendant. The complaint seeks damages on the Company’s behalf, and seeks corporate governance and other relief. The response to the complaint is not yet due.
Defined Contribution Plan
Substantially all of the Company’s employees in the U.S. are eligible to participate in the defined contribution plan the Company sponsors. The defined contribution plan allows employees to contribute a portion of their compensation in accordance with specified guidelines. The Company, at its discretion, makes matching contributions. The Company contributed $6.5 million and $9.8 million for the years ended December 31, 2023 and 2022, respectively.
12. Stock-Based Compensation
Stock Incentive Plans
On July 22, 2021, in connection with the Business Combination, the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) became effective and 991,970 authorized shares of Class A common stock were reserved for issuance thereunder. This Plan will be administered by the Compensation Committee of the Company’s Board of Directors, including determination of the vesting, exercisability and payment of the awards to be granted under this Plan. No awards granted under the 2021 Plan are exercisable after 10 years from the date of grant, and the awards granted under the 2021 Plan generally vest over a four-year period on a graded vesting basis.
On April 13, 2023, the stockholders of the Company approved an amendment and restatement to the 2021 Plan to increase the aggregate number of shares of the Company’s Class A common stock authorized for issuance under the 2021 Plan by 787,879 shares and implement certain other clarifying changes. On each January 1 of each of 2022 through 2031, the aggregate number of shares of Class A common stock reserved for issuance under the 2021 Plan may be increased automatically by the number of shares equal to 5% of the total number of shares of all classes of common stock issued and outstanding immediately preceding December 31.
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
As of December 31, 2023, there was an aggregate of 1,310,423 shares available for grants of stock options or other awards under the 2021 Plan and Equity Inducement Plan. In January 2024, the number of Class A common stock reserved for future issuance under the 2021 Plan automatically increased by 1,298,943 shares.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) became effective in connection with the Business Combination. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. On each January 1 of each of 2022 through 2031, the aggregate number of shares of Class A common stock reserved for issuance under the ESPP 2021 may be increased automatically by the number of shares equal to one percent (1%) of the total number of shares of all classes of common stock issued and outstanding immediately preceding December 31. The Company did not make any grants of purchase rights under the 2021 ESPP during the years ended December 31, 2023 and December 31, 2022. A total of 336,816 shares of Class A common stock have been reserved for future issuance under the 2021 ESPP. In January 2024, the number of Class A common stock reserved for future issuance under the 2021 ESPP automatically increased by 259,788 shares.

Stock Option Activity
All stock options granted under the 2021 Plan are accounted for as time-based equity awards. The following summarizes the stock option activity:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at December 31, 2022	798,873	$49.83	6.08	$775,842
Options granted	44,080	$7.89
Options exercised	(50,444)	$5.05
Options forfeited and canceled	(294,533)	$48.62
Balance at December 31, 2023	497,976	$42.80	5.55	$—
Options exercisable at December 31, 2023	303,433	$37.27	4.52	$—
Non-vested options outstanding at the end of the year were 194,543 with weighted average grant-date fair value of $28.24.
The weighted-average grant-date fair value of options granted and total fair value of the options with tranches vested was $25.07 and $1.5 million for the year ended December 31, 2023, respectively. The weighted-average grant-date fair value of options forfeited and canceled was $22.71 for the year ended December 31, 2023. The aggregate intrinsic value of exercised options was $0.3 million and $18.1 million in the years ended December 31, 2023 and 2022, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
The fair value of the stock option awards for the periods ended December 31, 2023 and 2022 were estimated using the Black-Scholes option pricing model with the following assumptions:

	2023	2022
Expected volatility	105.00%	65.20% - 90.00%
Weighted-average expected volatility	105.0%	75.0%
Expected term (in years)	5.5	5.48 - 6.18
Risk-free interest rate	4.03%	1.65% - 3.38%
Dividend yield	—	—
Fair value of Class A common stock	$6.35	$32.67 - $113.85
Restricted Stock Units (RSU)
The Company issued time-based RSUs to employees under the 2021 Plan. The RSUs automatically convert to common stock on a one-for-one basis as the awards vest. The Company measures the value of RSUs at fair value based on the closing price of the underlying common stock on the grant date. The RSUs granted generally vest over a four year vesting period from the grant date, however, the Company also granted certain RSUs with vesting term beginning 12 months from the grant date and vesting immediately on the grant date. The following table summarizes the activity related to the Company’s time-based RSUs:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Balance at December 31, 2022	855,061	$77.88
Restricted Stock Units granted	1,836,177	$8.93
Restricted Stock Units vested	(431,671)	$42.38
Restricted Stock Units forfeited	(751,690)	$49.61
Balance at December 31, 2023	1,507,877	$15.48
The total fair value of RSUs vested for the year ended December 31, 2023 was $6.6 million.
In 2022 the Company issued 18,794 RSUs subject to both service and performance based vesting conditions to the Executive Chairman of the Company, and in 2023 the Company issued an additional 20,666 RSUs. Vesting of the RSUs was based on the achievement of performance goals established for calendar year 2023. As of December 31, 2023, the established performance measures were not achieved for these RSUs and no expense was recorded for the year.

Stock-Based Compensation Expense
Stock-based compensation expense is included within the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2023	2022
Cost of services	$(1,217)	$5,080
Research and development	(2,585)	1,755
Selling and marketing	(1,266)	5,390
General and administrative	4,742	29,750
Total stock-based compensation expense	$(326)	$41,975
The Company recorded a reversal of stock-based compensation of $24.7 million and $38.2 million during the years ended December 31, 2023 and 2022, respectively, due to forfeiture activities upon employee terminations. As of December 31, 2023, unrecognized stock-based compensation cost related to the unvested portion of the Company’s stock options was $2.7 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 1.4 years. As of December 31, 2023, unrecognized stock-based compensation cost related to the Company’s RSUs was $10.6 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 1.7 years.
13. Income Taxes
The components of income before incomes taxes consisted of the following:

	Year Ended December 31,
	2023	2022
Foreign	$623	$104
Domestic	(177,316)	(598,136)
Loss before income tax provision (benefit)	(176,693)	(598,032)

	Year Ended December 31,
	2023	2022
Current
Federal	$—	$—
State and Local	—	—
Foreign	164	72
Total Current	$164	$72

Deferred
Federal	$942	$(40,828)
State and Local	(2,032)	(8,296)
Foreign	—	—
Total Deferred	(1,090)	(49,124)
Total income tax provision (benefit)	$(926)	$(49,052)
For the years ended December 31, 2023 and 2022, the Company recorded a total income tax benefit of $0.9 million and $49.1 million, respectively. Accordingly, the effective tax rate for the Company for the years ended December 31, 2023 and 2022 was 0.5% and 8.2%, respectively. A reconciliation of the anticipated income tax expense/(benefit) computed by applying the statutory federal income tax rate of 21% to loss before income taxes to the amount reported in the statement of operations and comprehensive loss is as follows:

	Year Ended December 31,
	2023	2022
U.S. federal taxes at statutory rate	21.0%	21.0%
State taxes (net of federal benefit)	1.1	1.4
Research and development tax credits	(0.8)	0.3
Non-deductible stock-based compensation	(2.4)	(1.0)
162(m) Limitation	(0.1)	—
Permanent Items	(0.1)	0.5
Unrealized fair market value gain on warrants	0.1	1.7
Goodwill Impairment	(0.1)	(6.1)
Change in valuation allowance	(18.4)	(9.6)
Other	0.2	—
Effective tax rate	0.5%	8.2%
The tax effects of temporary differences and carryforwards that give rise to significant portions of the net deferred tax assets and liabilities were as follows:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$257,960	$199,426
Stock-based compensation	7,690	13,379
Accrued compensation	1,269	2,233
Accrued expenses	3,470	—
Research and development credits	6,374	8,600
Leases	14,054	12,971
Property and equipment	—	4,039
Obsolete inventory reserve	136	5,889
Third party liability	7,514	10,142
Section 174 amortization	25,993	23,193
Capitalized software	1,211	—
Other	814	1,091
Total deferred tax assets	326,485	280,963
Valuation allowance	(271,567)	(226,644)
Deferred tax assets, net of valuation allowance	54,918	54,319

Deferred tax liabilities:
Property and equipment	(1,279)	—
ROU asset	(7,353)	(8,589)
Capitalized software	—	(141)
Intangible amortization	(47,846)	(48,248)
Total deferred tax liabilities	(56,478)	(56,978)
Net deferred tax liability after valuation allowance	$(1,560)	$(2,659)

As of December 31, 2023, the Company had the following tax net operating loss carryforwards available to reduce future federal and state taxable income, and tax credit carryforwards available to offset future federal and Connecticut income taxes:

	Amount	Expiration period
Tax net operating loss carryforwards:
Federal (pre-2018 net operating losses)	$33,056	2036-2037
Federal (post-2017 net operating losses)	$853,531	No expiration
State and Local	$1,278,549	2028-2042
State and Local	$97,727	No expiration
Tax credit carryforwards:
Federal research and development	$5,460	2038-2040
Connecticut research and experimental	$777	2035-2036
Connecticut research and development	$381	No expiration
The Company had the following deferred tax valuation allowance balances:

Year	Balance at the Beginning of Period	Additions	Balance at the End of Period
2023	$226,644	44,923	$271,567
2022	$155,668	70,976	$226,644
Future realization of the tax benefits of existing temporary differences and carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2023 and 2022 the Company performed an evaluation to determine whether a valuation allowance was needed. Based on the Company’s analysis, which considered all available evidence, both positive and negative, the Company determined that it is more likely than not that a significant portion of its deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2023 and 2022. The valuation allowance increased by $44.9 million in 2023 and $71.0 million in 2022, primarily due to the increase in net operating loss carryforwards.
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
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2023 and 2022 is as follows:

	As of December 31,
	2023	2022
Unrecognized tax benefits – January 1	$718	$537
Gross increases – tax positions in current period	—	181
Unrecognized tax benefits – December 31	$718	$718
To the extent penalties and interest would be assessed on any underpayment of income tax, the Company’s policy is that such amounts would be accrued and classified as a component of income tax expense in the financial statements. The Company had a nominal amount of accrued interest or penalties related to uncertain tax positions as of December 31, 2023 and 2022.
The Company files income tax returns for U.S federal jurisdiction, various state jurisdictions, and various foreign countries. In the normal course of business, the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. There are currently no pending federal, state or foreign income tax examinations. As a result of the Company’s net operating loss carryforwards, the Company’s federal and state statutes of limitations remain open from 2016 and forward until the net operating loss carryforwards are utilized or expire prior to utilization.
14. Net Loss per Share
Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(175,767)	$(548,980)
Denominator:
Basic and diluted weighted-average common shares outstanding	24,311,989	10,236,960
Basic and diluted loss per share	$(7.23)	$(53.63)
On May 4, 2023, the Company effected a reverse stock split of its Class A common stock at a ratio of 1-for-33. As a result of the Reverse Stock Split, the Company has retroactively adjusted the weighted-average number of shares of common stock outstanding prior to the Reverse Stock Split by a ratio of 1-for-33 to determine the number of shares of common stock into which they converted.
The following tables summarize the outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2023	2022
Outstanding options and RSUs to purchase Class A common stock	2,005,853	1,653,934
Outstanding warrants	1,466,515	666,515
Outstanding earn-out shares	—	552,392
Outstanding earn-out RSUs	—	24,019
Total	3,472,368	2,896,860
15. Restructuring Costs
The table below provides certain information concerning restructuring activity during the year ended December 31, 2023 and December 31, 2022:

	Reserve Balance at December 31, 2022	Charged to Costs and Expenses	Payments and Other	Reserve Balance at December 31, 2023
Severance	$4,770	$6,514	$(9,431)	$1,853
Others	253	18	(271)	—
Total	$5,023	$6,532	$(9,702)	$1,853

	Reserve Balance at December 31, 2021	Charged to Costs and Expenses	Payments and Other	Reserve Balance at December 31, 2022
Severance	$—	$19,239	$(14,469)	$4,770
Others	—	6,571	(6,318)	253
Total	$—	$25,810	$(20,787)	$5,023
On October 30, 2023, the Company announced a continued strategic realignment of its organization to key priorities which includes the elimination of approximately 50 positions impacted on August 23, 2023, and approximately 35 positions impacted on October 30, 2023. Together these actions reduced the size of the Company’s workforce by 10% from the total number that existed at the time of the August reduction in force. In total, the Company announced cost saving initiatives, including but not limited to these reductions in force, that are expected to result in an excess of $40 million in annual cost reduction. The Company expects that all remaining cash severance payments will be complete in less than one year.
During the year ended December 31, 2022, the Company’s Compensation Committee of the Board of Directors approved by written consents, dated February 17, 2022, May 2, 2022 and August 11, 2022, a restructuring plan which was fully executed by management and restructuring charges were incurred and recorded in connection therewith, including an exit of the Company’s somatic tumor testing business. These costs include severance packages offered to the employees impacted by the plan, third party consulting costs, and costs related to closing the Company’s laboratory in Branford, CT. The plan resulted in the Company eliminating approximately 250 positions.
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
16. Supplemental Financial Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets to the total of the same amounts shown on the consolidated statements of cash flows:

	As of December 31,
	2023	2022
Cash and cash equivalents	$99,681	$123,933
Restricted cash (included in prepaid expenses and other current assets)	—	13,470
Restricted cash (included in other assets)	987	900
Total	$100,668	$138,303
Restricted cash included within prepaid expenses and other current assets as of December 31, 2022 includes $12.1 million held in escrow as restricted cash related to the closing of the Acquisition which was released upon expiration of the one year escrow period in May 2023. Restricted cash included in other assets as of December 31, 2023 and 2022 primarily consists of money market deposit accounts that secure an irrevocable standby letter of credit that serves as collateral for security deposit operating leases.
See Note 10, “Leases” for further information.
Accounts payable and accrued expenses consisted of the following:

	As of December 31,
	2023	2022
Accounts payable	$10,238	$46,017
Accrued purchases	12,154	20,314
Reserves for refunds to insurance carriers	15,039	17,001
Other	25	1,546
Total	$37,456	$84,878

Other current liabilities consisted of the following:

	As of December 31,
	2023	2022
Accrued bonus	$3,784	$8,429
Accrued payroll	1,745	3,905
Accrued benefits	6,409	1,529
Accrued commissions	527	1,656
Accrued severance	1,853	4,770
Current portion of long-term debt	497	4,750
Indemnification liabilities	—	13,470
Current portion of the contingent consideration liabilities	—	6,019
Current portion of debt issuance costs	(802)	—
Other	2,323	5,177
Total	$16,336	$49,705
Other liabilities consisted of the following:

	As of December 31,
	2023	2022
Warrant liability	$2,735	$418
Earn-out contingent liability	—	1,600
Third party payor reserve	12,000	22,000
Total	$14,735	$24,018
17. Segment Reporting
The Company’s business is aligned with how the chief operating decision maker (“CODM”) reviews performance and makes decisions in managing the Company. At December 31, 2023, the Company has identified two reportable segments: (i) GeneDx inclusive of Legacy GeneDx and Legacy Sema4 data revenues and associated costs and (ii) Legacy Sema4 diagnostics. The GeneDx segment primarily provides pediatric and rare disease diagnostics with a focus on whole exome and genome sequencing and, to a lesser extent, data and information services. The Legacy Sema4 diagnostics segment provided reproductive and women’s health and somatic oncology diagnostic testing and screening products and has been completely shut down. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. The CODM evaluates segment performance based on revenue and adjusted gross margin.

	Year ended December 31,
	2023			2022
	GeneDx	Legacy Sema4	Total	GeneDx	Legacy Sema4	Total
Revenue	$194,376	$8,190	$202,566	$122,234	$112,460	$234,694
Adjusted cost of services	106,983	2,305	109,288	74,213	148,897	223,110
Adjusted gross profit (loss) (1)	87,393	5,885	93,278	48,021	(36,437)	11,584

Reconciliations:
Depreciation and amortization	4,238	112	4,350	2,440	28,888	31,328
Stock-based compensation	754	(1,971)	(1,217)	680	4,400	5,080
Restructuring charges	108	31	139	129	1,797	1,926
Gross profit (loss)	$82,293	$7,713	$90,006	$44,772	$(71,522)	$(26,750)
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 because of the material weaknesses in internal control over financial reporting discussed below.
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
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the Board of Directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework). Based on this evaluation, due to the material weaknesses described below, management concluded that the Company’s internal control over financial reporting were not effective.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with the preparation of the Annual Report on Form 10-K as of December 31, 2022, we previously reported three material weaknesses in our internal controls over financial reporting, as follows:
•We did not have sufficient, qualified finance and accounting staff with the appropriate U.S. GAAP technical accounting expertise to effectively maintain processes and controls that allow for the timely production of accurate financial information with internal financial reporting timelines, commensurate with our size and the nature and complexity of our operations.
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

Of the three previously reported material weaknesses noted above, the first two items have been remediated as of December 31, 2023 and due to significant enhancement during 2023, only portions of the third remains unremediated as of December 31, 2023. Specifically, our accounting and operating systems lacked controls over user access and program change management that are needed to ensure access to financial data is adequately restricted to appropriate personnel, including consideration of the appropriate segregation of duties.
Remediation Plan
Our management is actively engaged and committed to taking the steps necessary to remediate the material weakness over user access and program change management in order to establish a strong internal control environment. During 2023, we designed and implemented the following measures as part of the remediation efforts over the lack of operating effectiveness of the information technology general controls (“ITGCs”):
•We expanded the available resources with experience designing and implementing ITGCs, through hired information technology (“IT”) employees and use of outside consultants.
•We implemented role redesign for certain systems, including rationalization user roles and permissions and establishing appropriate segregation of duties, where applicable.
•We implemented process improvements and standardized certain practices across relevant systems, including access provisioning, deprovisioning and user access review (UAR) processes.
•We conducted training for personnel responsible for internal control performers to deepen their comprehension of risk assessment concepts and to refine their execution of controls pertaining to financial reporting.
•We strengthened and documented our accounting policies and procedures around ITGCs and communicated the policies to relevant personnel.
•We have implemented action plans to address remaining issues that still exist within user access and change management, and continue to enforce consistent execution of key internal control procedures.
While significant progress has been made to strengthen the design and operating effectiveness of our ITGCs, management has concluded that as of December 31, 2023, there was not a sufficient period of time available to sufficiently test nor conclude that enhanced internal controls were fully implemented and operating effectively. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures, and we will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances.
We will continue to monitor the effectiveness of ITGC remediation actions in connection with future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures. Assessment results will be used to validate the efficacy of our ITGC remediation efforts and identify any additional actions necessary to ensure ongoing design and operating effectiveness.
Remediation of Previously-Reported Material Weaknesses
As of December 31, 2023, management believes the following two previously reported material weaknesses have been remediated:
•We did not have sufficient, qualified finance and accounting staff with the appropriate U.S. GAAP technical accounting expertise to effectively maintain processes and controls that allow for the timely production of accurate financial information in accordance with internal financial reporting timelines, commensurate with our size and the nature and complexity of our operations.
•We did not maintain formal processes and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations, journal entries, classification of certain costs, non-recurring complex transactions and the accounting in accordance with U.S. GAAP.
To remediate these material weaknesses, the Company documented and implemented the following actions:
•We hired key personnel, obtained qualified accountants and retained additional resources with the appropriate technical accounting skills to achieve complete, accurate, and timely financial accounting and reporting. In addition, we formalized roles and review responsibilities to align the team’s skills and experience, including consideration related to the segregation of duties, to the risk and complexity of our transactions.

•We completed a gap analysis of the processes supporting our internal control over financial reporting to identify areas where new controls are needed and where existing controls required improvement. Based on that analysis, we formalized detailed remediation plans at the risk and control level to improve our internal control framework.
•We strengthened and documented our internal accounting policies and procedures and communicated them to all relevant personnel.
•We standardized business practices and implemented various improvements within financial functional areas, including account reconciliation reviews and automation of certain close processes.
Management believes it has effectively designed and tested the operating effectiveness related to the previously-reported material weaknesses noted above. Accordingly, management has concluded that these material weaknesses have been remediated because each component of the material weakness has been operating effectively for a sufficient period of time.
Changes in Internal Control Over Financial Reporting
Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2023. Except as described above with respect to the remediation of certain previously-reported material weaknesses, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to take steps to remediate the material weakness in our information technology general controls over financial reporting, as discussed above.
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
Item 9B. Other Information
Other Information
Following the expiration of his employment agreement on December 31, 2023 in accordance with its terms, on February 23, 2024, Jason Ryan resigned from his officer position as the Executive Chairman of the Company, effective February 23, 2024. Mr. Ryan continues to serve as a member of and as the Chairman of the Board of Directors.
Rule 10b5-1 Plan Adoptions and Modifications
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by this Item is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

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
3. Exhibits: The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Incorporated by Reference

No.	Description of Exhibit	Form	Exhibit	Filing Date	Filed Herewith
1.1	Underwriting Agreement by and between GeneDx Holdings Corp. and Jefferies LLC, dated January 26, 2023.	8-K	1.1	01/30/2023

2.1+	Agreement and Plan of Merger, dated February 9, 2021, by and among CMLS, Merger Sub and Legacy Sema4, as amended by Amendment to Agreement and Plan of Merger dated May 3, 2021.	DEF14M	Annex A	07/02/2021

2.2	Agreement and Plan of Merger and Reorganization, dated as of January 14, 2022, by and among, Orion Merger Sub I, Inc., Orion Merger Sub II, LLC, GeneDx, Inc., GeneDx Holding 2, Inc. and OPKO Health, Inc.	8-K	2.1	01/18/2022

2.3+	Amendment to Agreement and Plan of Merger and Reorganization, dated as of April 29, 2022, by and among, Sema4 Holdings Corp., Orion Merger Sub I, Inc., Orion Merger Sub II, LLC, GeneDx, Inc., GeneDx Holding 2, Inc. and OPKO Health, Inc.	8-K	99.2	05/02/2022

3.1	Third Amended and Restated Certificate of Incorporation of Sema4 Holdings Corp.	8-K	3.1	07/28/2021

3.2	First Certificate of Amendment of Restated Certificate of Incorporation of Sema4 Holdings Corp.	8-K	3.1	01/09/2023

3.3	Second Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of GeneDx Holdings Corp.	8-K	3.1	04/17/2023

3.4	Third Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of GeneDx Holdings Corp.	8-K	3.1	04/28/2023

3.5	Amended and Restated Bylaws of GeneDx Holdings Corp.	8-K	3.2	01/09/2023

4.1	Specimen Class A Common Stock Certificate.	S-1/A	4.2	08/24/2020

4.2	Specimen Warrant Certificate.	S-1/A	4.3	08/24/2020

4.3	Warrant Agreement, dated as of September 1, 2020, by and between CM Life Sciences, Inc. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	10.1	09/04/2020

4.4	Warrant to Purchase Stock, dated October 27, 2023, by and among the Company and Perceptive Credit Holdings IV, LP.	8-K	4.1	10/30/2023

4.5	Description of Securities.				X

10.1	Amended and Restated Registration Rights Agreement, dated as of July 22, 2021, by and among the Company, certain equity holders of the Company named therein and certain equity holders of Sema4 named therein.	8-K	10.2	07/28/2021

10.2	Form Director of and Officer Indemnification Agreement.	8-K	10.4	07/28/2021

10.3*	GeneDx Holdings Corp. Amended and Restated 2021 Equity Incentive Plan.	8-K	10.1	04/17/2023

10.4*	Form of Stock Option Agreement under the 2021 Equity Incentive Plan.	8-K	10.6	07/28/2021

10.5*	Form of RSU Agreement under the 2021 Equity Incentive Plan.	8-K	10.7	07/28/2021

10.6*	Form of Earn-Out RSU Agreement.	8-K	10.8	07/28/2021

10.7*	2021 Employee Stock Purchase Plan.	8-K	10.9	07/28/2021

10.8*	GeneDx Holdings Corp. 2023 Equity Inducement Plan.	8-K	10.1	07/24/2023

10.9*	Form of Option Award Agreement under the 2023 Equity Inducement Plan.	8-K	10.2	07/24/2023

10.10*	Form of Restricted Stock Unit Award Agreement under the 2023 Equity Inducement Plan.	8-K	10.3	07/24/2023

10.11	Sub-Sublease, dated as of June 6, 2017, by and between Icahn School of Medicine at Mount Sinai and the Company, as amended July 31, 2019.	8-K	10.17	07/28/2021

10.12	Sublease Agreement, dated as of November 8, 2019, by and between Marriott International, Inc. and the Company.	8-K	10.18	07/28/2021

10.13	Sublease, dated as of June 1, 2017, by and between Icahn School of Medicine at Mount Sinai and the Company, as amended December 22, 2017.	8-K	10.19	07/28/2021

10.14	Sublease, dated as of April 23, 2019, by and between Icahn School of Medicine at Mount Sinai and the Company.	8-K	10.20	07/28/2021

10.15	Lease Agreement, dated as of January 31, 2020, by and between 1 Commercial Street Associates, LLC and the Company.	8-K	10.21	07/28/2021

10.16#	Master Services Agreement, dated as of April 2, 2018, by and among the Company, Icahn School of Medicine at Mount Sinai, The Mount Sinai Hospital, and the parties thereto, as amended July 31, 2019.	8-K	10.22	07/28/2021

10.17#	Master Services Agreement, dated as of May 10, 2018, by and between the Company and Icahn School of Medicine at Mount Sinai, as amended July 31, 2019.	8-K	10.23	07/28/2021

10.18#	Data Structuring and Curation Agreement, dated as of August 1, 2019, by and between Icahn School of Medicine at Mount Sinai and the Company, as amended March 11, 2020.	8-K	10.24	07/28/2021

10.19#	BioMe Biospecimen and Data Access Agreement, dated as of July 19, 2019, by and between Icahn School of Medicine at Mount Sinai and the Company.	8-K	10.25	07/28/2021

10.20#	Non-Exclusive Patent License Agreement, dated as of June 1, 2017, by and between the Company and Icahn School of Medicine at Mount Sinai.	8-K	10.26	07/28/2021

10.21#	Supply Agreement, dated as of June 20, 2014, by and between the Company and Illumina, Inc., and amendments thereto.	8-K	10.27	07/28/2021

10.22*	Mount Sinai Genomics, Inc. 2017 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-8	99.6	09/27/2021

10.23	Loan and Security Agreement, dated as of November 15, 2021, between Silicon Valley Bank, the Company and Sema4 OpCo, Inc.	10-Q	10.26	11/15/2021

10.24	Subscription Agreement, dated as of February 9, 2021, by and among the Company and the subscriber parties thereto.	8-K	10.1	02/11/2021

10.25	Form of Subscription Agreement, dated as of January 14, 2022 by and among the Company and the subscriber parties thereto.	8-K	10.1	01/18/2022

10.26	Form of Shareholder Agreement, dated as of January 14, 2022 by and among the Company and the stockholder parties identified therein.	8-K	10.2	01/18/2022

10.27	Form of Support Agreement dated as of January 14, 2022 by and among the Company and the stockholder parties identified therein.	8-K	10.3	01/18/2022

10.28	Form of Lock-Up Agreement, by and among the Company and the stockholder parties identified therein.	8-K	10.4	01/18/2022

10.29*	Executive Chairman Agreement, dated as of January 17, 2022, by and between the Company and Jason Ryan.	10-K	10.31	03/14/2022

10.30*	Amendment No. 1 to Executive Chairman Agreement.	8-K	10.1	04/14/2023

10.31+	Transition Services Agreement, dated as of April 29, 2022, by and between GeneDx, Inc. and OPKO Health, Inc.	8-K	10.1	05/02/2022

10.32*	Employment Agreement, dated as of January 14, 2022, as amended April 29, 2022, by and between Sema4 Holdings Corp. and Katherine Stueland.	8-K	10.2	05/02/2022

10.33*	Employment Agreement of Kevin Feeley, dated January 14, 2022.	10-K	10.32	03/16/2023

10.34*	Amendment No. 1 to the Employment Agreement of Kevin Feeley, dated August 25, 2022.	8-K	10.1	08/26/2022

10.35#	Amendment No. 1 to BioMe Biospecimen and Data Access Agreement, dated as of January 19, 2023, by and between Icahn School of Medicine at Mount Sinai and Sema4 OpCo, Inc.	10-K	10.34	03/16/2023

10.36	2022 Replacement Promissory Note.	10-K	10.35	03/16/2023

10.37	Credit Agreement and Guaranty, dated October 27, 2023, by and among the Company and Perceptive Credit Holdings IV, LP.	8-K	10.1	10/30/2023

10.38	Security Agreement, dated October 27, 2023, by and among the Company and Perceptive Credit Holdings IV, LP.	8-K	10.2	10/30/2023

10.39	Form of Subscription Agreement.	8-K	10.1	01/30/2023

10.40+	Letter Agreement, Amendment No. 2 to Sub-Sublease, dated as of March 20, 2023, by and between Icahn School of Medicine at Mount Sinai and the Company.	10-Q	10.3	05/09/2023

21.1	Subsidiaries of the Company.				X

23.1	Consent of Ernst & Young LLP, independent registered accounting firm for GeneDx Holdings Corp.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.				X

101.INS	Inline XBRL Instance Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)				X

*	Management Contract or Compensatory Plan
**	Furnished.

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

GENEDX HOLDINGS CORP.

Date: February 23, 2024	By:	/s/ Katherine Stueland
	Name:	Katherine Stueland
	Title:	Chief Executive Officer and Director (Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Katherine Stueland, Kevin Feeley and Devin Schaffer, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Katherine Stueland	Chief Executive Officer and Director	February 23, 2024
Katherine Stueland	(Principal Executive Officer)

/s/ Kevin Feeley	Chief Financial Officer	February 23, 2024
Kevin Feeley	(Principal Financial Officer)

/s/ Jason Ryan	Chairman of the Board	February 23, 2024
Jason Ryan

/s/ Eli D. Casdin	Director	February 23, 2024
Eli D. Casdin

/s/ Emily Leproust	Director	February 23, 2024
Emily Leproust

/s/ Keith Meister	Director	February 23, 2024
Keith Meister

/s/ Joshua Ruch	Director	February 23, 2024
Joshua Ruch

/s/ Richard Pfenninger, Jr.	Director	February 23, 2024
Richard Pfenninger, Jr.