Form 10-Q
period 2024-03-31
GeneDx Holdings Corp.
filed 2024-04-29
CIK 1818331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 26,141,701 shares of Class A common stock, par value $0.0001, outstanding at April 22, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (the “SEC”), or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about:
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
•actions or authorizations by the U.S. Food and Drug Administration (“FDA”), or other regulatory authorities;
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
•our accounting estimates and judgments, including our expectations regarding the adequacy of our reserves for third party payor claims and our conclusions regarding the appropriateness of the carrying value of intangible assets;
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements
GeneDx Holdings Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$83,673	$99,681
Marketable securities	29,239	30,467
Accounts receivable	28,151	32,371
Due from related parties	772	445
Inventory, net	11,615	8,777
Prepaid expenses and other current assets	9,974	10,598
Total current assets	163,424	182,339
Operating lease right-of-use assets	26,304	26,900
Property and equipment, net	31,301	32,479
Intangible assets, net	169,119	172,625
Other assets	4,380	4,413
Total assets	$394,528	$418,756
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$32,410	$37,456
Due to related parties	1,041	1,379
Short-term lease liabilities	4,043	3,647
Other current liabilities	13,240	16,336
Total current liabilities	50,734	58,818
Long-term debt, net of current portion	52,293	52,688
Long-term lease liabilities	62,030	62,938
Other liabilities	20,836	14,735
Deferred taxes	1,418	1,560
Total liabilities	187,311	190,739
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred Stock, $0.0001 par value: 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value: 1,000,000,000 shares authorized, 26,122,348 and 25,978,863 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	1,527,351	1,527,778
Accumulated deficit	(1,320,427)	(1,300,188)
Accumulated other comprehensive income	291	425
Total stockholders’ equity	207,217	228,017
Total liabilities and stockholders’ equity	$394,528	$418,756
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2024	2023
Revenue
Diagnostic test revenue	$61,104	$41,850
Other revenue	1,318	1,289
Total revenue	62,422	43,139
Cost of services	25,011	27,903
Gross profit	37,411	15,236
Research and development	11,567	14,592
Selling and marketing	16,085	13,452
General and administrative	22,445	43,689
Impairment loss	—	2,120
Other operating expenses, net	974	1,747
Loss from operations	(13,660)	(60,364)

Non-operating income (expenses), net
Change in fair value of warrants and earn-out contingent liabilities	(6,101)	(3,453)
Interest expense, net	(597)	(35)
Other income, net	37	2,716
Total non-operating loss, net	(6,661)	(772)
Loss before income taxes	(20,321)	(61,136)
Income tax benefit	82	147
Net loss	$(20,239)	$(60,989)

Other comprehensive loss, net of tax
Unrealized loss related to available for sale securities, net	(134)	—
Comprehensive loss	$(20,373)	$(60,989)

Weighted average shares outstanding of Class A common stock	26,062,170	20,061,945
Basic and diluted net loss per share, Class A common stock	$(0.78)	$(3.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share amounts)

	Three months ended March 31, 2024
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2023	25,978,863	$2	$1,527,778	$(1,300,188)	$425	$228,017
Net loss	—	—	—	(20,239)	—	(20,239)
Common stock issued pursuant to stock option exercises	4,877	—	24	—	—	24
Stock-based compensation expense	—	—	(451)	—	—	(451)
Other comprehensive loss, net of tax	—	—	—	—	(134)	(134)
Vested restricted stock units converted to common stock	138,608	—	—	—	—	—
Balance at March 31, 2024	26,122,348	$2	$1,527,351	$(1,320,427)	$291	$207,217

	Three months ended March 31, 2023
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2022	11,773,065	$1	$1,378,125	$(1,124,421)	$—	253,705
Net loss	—	—	—	(60,989)	—	(60,989)
Common stock issued pursuant to stock option exercises	50,444	—	266	—	—	266
Stock-based compensation expense	—	—	48	—	—	48
Vested restricted stock units converted to common stock	54,175	—	—	—	—	—
Issuance of Class A common shares in underwritten public offering, net of issuance costs	12,315,752	1	135,438	—	—	135,439
Balance at March 31, 2023	24,193,436	$2	$1,513,877	$(1,185,410)	$—	$328,469
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2024	2023
Operating activities
Net loss	$(20,239)	$(60,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,248	8,636
Stock-based compensation expense	(451)	48
Change in fair value of warrants and contingent liabilities	6,101	3,453
Deferred tax benefit	(82)	(147)
Provision for excess and obsolete inventory	40	—
Change in third party payor reserves	(193)	(1,070)
Gain on debt forgiveness	—	(2,750)
Impairment loss	—	2,120
Other	846	274
Change in operating assets and liabilities:
Accounts receivable	4,220	9,723
Inventory	(2,877)	1,331
Accounts payable and accrued expenses	(4,733)	(13,400)
Other assets and liabilities	(4,293)	(2,789)
Net cash used in operating activities	(16,413)	(55,560)
Investing activities
Purchases of property and equipment	(443)	—
Purchases of marketable securities	(5,167)	—
Proceeds from sales of marketable securities	598	—
Proceeds from maturities of marketable securities	5,855	—
Development of internal-use software assets	—	(462)
Net cash provided by (used in) investing activities	843	(462)
Financing activities
Proceeds from offerings, net of issuance costs	—	135,439
Exercise of stock options	24	266
Long-term debt principal payments	—	(2,000)
Finance lease payoff and principal payments	(462)	(1,047)
Net cash (used in) provided by financing activities	(438)	132,658
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,008)	76,636
Cash, cash equivalents and restricted cash, at beginning of period	100,668	138,303
Cash, cash equivalents and restricted cash, at end of period	$84,660	$214,939

Supplemental disclosures of cash flow information
Cash paid for interest	$2,019	$583
Cash paid for taxes	$300	$104
Purchases of property and equipment in accounts payable and accrued expenses	$36	$1,073
Software development costs in accounts payable and accrued expenses	$—	$157
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Description of Business
GeneDx Holdings Corp., through its subsidiary GeneDx, LLC, provides genomics-related diagnostic and information services and pursues genomics medical research. GeneDx utilizes an integrated portfolio of laboratory processes, software tools and informatics capabilities to process DNA-containing samples, analyzes information about patient-specific genetic variation and generates test reports for clinicians and their patients. GeneDx provides a variety of genetic diagnostic tests, screening solutions, and information with a focus on pediatrics, rare diseases for children and adults, and hereditary cancer screening. GeneDx Holdings’ operating subsidiaries primarily serve healthcare professionals who work with their patients and bills third-party payors across the United States.
On January 31, 2023, the Company raised approximately $150.0 million in gross proceeds and announced the closing of an underwritten public offering of 9,962,316 shares of its Class A common stock and a concurrent registered direct offering of 2,353,436 shares of its Class A common stock. The net offering proceeds received after deducting underwriters' discounts and commissions payable by the Company were approximately $135.4 million. On April 17, 2023, following the Company’s receipt of stockholder approval for the issuance, the Company issued the remaining 676,868 shares of the Company’s Class A common stock in its previously announced registered direct offering for gross proceeds of approximately $7.6 million.
Unless otherwise stated herein or unless the context otherwise requires, references in these notes to:
•“GeneDx Holdings” refers to GeneDx Holdings Corp., a Delaware corporation (f/k/a Sema4 Holdings Corp. (“Sema4 Holdings”));
•“Legacy GeneDx” refers to GeneDx, LLC, a Delaware limited liability company (formerly, GeneDx, Inc., a New Jersey corporation), which we acquired on April 29, 2022 (the “Acquisition”);
•“Legacy Sema4” refers to Mount Sinai Genomics, Inc. d/b/a as Sema4, a Delaware corporation, which consummated the business combination with CM Life Sciences, Inc. (“CMLS”) on July 22, 2021 (the “Business Combination”); and
•“we,” “us” and “our,” the “Company” and “GeneDx” refer, as the context requires, to:
◦Legacy Sema4 prior to the Business Combination, and GeneDx Holdings and its consolidated subsidiaries following the consummation of the Business Combination; and
◦Legacy GeneDx prior to the Acquisition, and GeneDx Holdings and its consolidated subsidiaries following the consummation of the Acquisition.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the accounting disclosure rules and regulations of the SEC regarding interim financial reporting. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP. These condensed financial statements consolidate the operations and accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Unless otherwise noted, all tabular dollars are in thousands, except per share amounts. Certain reclassifications have been made to the prior year condensed consolidated financial statements in order to conform to the current year’s presentation.
In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of the financial position and the results of operations of the Company for the interim periods presented. Interim results are not necessarily indicative of the results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).
Emerging Growth Company
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. In addition, the Company is a “smaller reporting company”, as defined in Item 10(f)(1) of the U.S. Securities and Exchange Commission’s Regulation S-K. As such, the Company is eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including reduced reporting, including the reporting of two fiscal years of financial statements, not being required to provide an auditor attestation of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, and extended transition periods to comply with new or revised accounting standards for public business entities. The Company has elected to avail itself of this exemption and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. The Company bases these estimates on current facts, historical and anticipated results, trends and various other assumptions that it believes are reasonable in the circumstances, including assumptions as to future events. These estimates include, but are not limited to, the transaction price for certain contracts with customers, potential or actual claims for recoupment from third-party payors, the valuation of stock-based awards, the valuation of warrant liabilities, income taxes and intangible assets. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates, judgments and assumptions.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the 2023 Form 10-K. There have been no material changes to the Company’s critical accounting policies and estimates in the current period.
Concentration of Credit Risk and Other Risks and Uncertainties
The Company assesses both the self-pay patient and, if applicable, the third-party payor that reimburses the Company on the patient’s behalf when evaluating concentration of credit risk. Significant patients and payors are those that represent more than 10% of the Company’s total revenues for the period or accounts receivable balance at each respective balance sheet date. The significant concentrations of accounts receivable as of March 31, 2024 and December 31, 2023 were primarily from large managed care insurance companies, institutional billed accounts, and data arrangements. There was one individual client that accounted for approximately 14% of accounts receivable as of March 31, 2024. The Company does not require collateral as a means to mitigate customer credit risk.
For each significant payor, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue		Accounts Receivable
	Three months ended March 31,		March 31,	December 31,
	2024	2023	2024	2023
Payor A (1)	19%	15%	*	*
Payor B	30%	24%	*	10%
Payor C	*	*	14%	*
* Less than 10%
(1)This payor group includes multiple individual plans and the Company calculates and presents the aggregated value from all plans, which is consistent with the Company’s portfolio approach used in accounting for diagnostic test revenue.
The Company is subject to a concentration of risk from a limited number of suppliers for certain reagents and laboratory supplies. One supplier accounted for approximately 8% and 14% of purchases for the three months ended March 31, 2024 and 2023, respectively. This risk is managed by maintaining a target quantity of surplus stock. Alternative suppliers are available for some or all of these reagents and supplies.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09, Income Taxes – Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard requires additional disclosures around disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

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
3. Revenue Recognition
Disaggregated Revenue
The following table summarizes the Company’s disaggregated revenue by payor category:

	Three months ended March 31,
	2024			2023
	GeneDx	Legacy Sema4	Consolidated	GeneDx	Legacy Sema4	Consolidated
Diagnostic test revenue:
Patients with third-party insurance	$42,878	$961	$43,839	$22,878	$2,451	$25,329
Institutional customers	16,674	—	16,674	16,060	—	16,060
Self-pay patients	591	—	591	466	(5)	461
Total diagnostic test revenue	60,143	961	61,104	39,404	2,446	41,850
Other revenue	1,318	—	1,318	1,289	—	1,289
Total	$61,461	$961	$62,422	$40,693	$2,446	$43,139
Reassessment of Variable Consideration
Subsequent changes to the estimate of the transaction price, determined on a portfolio basis when applicable, are generally recorded as adjustments to revenue in the period of the change. The Company updates estimated variable consideration quarterly.
For the three months ended March 31, 2024 and 2023, the total change in estimate resulted in a net increase to revenue of $5.7 million and $2.7 million, respectively, resulting from changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and potential and actual settlements with third party payors. The change in estimate also included an increase in revenue related to a partial release of a previously established payor reserve, as further disclosed in the “Certain Payor Matters” section below. The quarterly change in estimate did not result in material adjustments to the Company’s previously reported revenue or accounts receivable amounts.
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

On December 30, 2022, the Company entered into a settlement agreement with one of its third-party payors (the “Payor”) in order to settle the claims related to coverage and billing matters allegedly resulting in the overpayments by the Payor to Legacy Sema4 (the “Disputed Claims”). Under the settlement agreement, $42.0 million is to be paid by the Company to the Payor in a series of payments each year through June 30, 2026. In consideration for these payments, the Payor provided releases of the Disputed Claims, effective March 31, 2023.
As a result of this matter, and in connection with a review of certain billing policies and procedures undertaken by management, the Company considered the need to establish reserves for potential recoupments of payments previously made by third-party payors. As of March 31, 2024 and December 31, 2023, $23.9 million and $27.0 million of liabilities were recorded in accounts payable and accrued expenses and other liabilities, respectively. The Company uses estimates, judgments, and assumptions to assess whether it is probable that a significant reversal in the amount of cumulative revenue may occur in future periods, based upon information presently available. These estimates are subject to change. In addition, as discussed above, the Company has made certain adjustments to its estimated variable consideration as result of this matter and other potential settlements with payors.
Remaining Performance Obligations
Due to the long-term nature of collaboration service agreements, the Company’s obligations pursuant to such agreements represents partially unsatisfied performance obligations at March 31, 2024. The revenues under these existing long-term service agreements are estimated to be approximately $2.6 million. The Company expects to recognize the majority of this revenue over the next twelve months.
Costs to Fulfill Contracts
Costs associated with fulfilling the Company’s performance obligations pursuant to its collaboration service agreements include costs for services that are subcontracted to Icahn School of Medicine at Mount Sinai (“ISMMS”). Amounts are generally prepaid and then expensed in line with the pattern of revenue recognition. Prepayment of amounts prior to the costs being incurred are recognized on the condensed consolidated balance sheets as current or non-current assets based upon forecasted performance.
As of March 31, 2024 and December 31, 2023, deferred costs to fulfill contracts were nominal. At each period, all outstanding deferred costs were recorded as other current assets.
The cost recognized was $0.4 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively and are recorded in the cost of services in the condensed consolidated statements of operations and comprehensive loss.
4. Fair Value Measurements
The following tables set forth the fair value of financial instruments that were measured at fair value on a recurring basis:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$75,334	$75,334	$—	$—
U.S. treasury bonds	5,929	—	5,929	—
Corporate and municipal bonds	23,028	—	23,028	—
Total financial assets	$104,291	$75,334	$28,957	$—

Financial Liabilities:
Public warrant liability	$905	$905	$—	$—
Private warrant liability	414	—	414	—
Perceptive warrant liability	7,517	—	—	7,517
Total financial liabilities	$8,836	$905	$414	$7,517

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$92,702	$92,702	$—	$—
U.S. treasury bonds	6,128	—	6,128	—
Corporate and municipal bonds	24,098	—	24,098	—
Total financial assets	$122,928	$92,702	$30,226	$—

Financial Liabilities:
Public warrant liability	$149	$149	$—	$—
Private warrant liability	71	—	71	—
Perceptive warrant liability	2,515	—	—	2,515
Total financial liabilities	$2,735	$149	$71	$2,515
There were no transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2024 or 2023.
The Company’s marketable securities presented in the condensed consolidated balance sheet as of March 31, 2024 have maturity dates ranging from 2024 through 2027 and are classified as current assets as these investments are intended to be readily available to fund current operations. The differences between the fair value and amortized cost basis of each security are the unrealized gains or losses recorded in accumulated other comprehensive income. As of March 31, 2024, the amortized cost for maturities less than one year and greater than one year were $15.1 million and $13.5 million, respectively.
Public and Private Warrants
As of the consummation of the merger in July 2021 in connection with the Business Combination, there were 666,516 warrants to purchase shares of Class A common stock outstanding, including 447,223 public warrants and 219,293 private placement warrants. As of March 31, 2024, there were 666,515 warrants to purchase shares of Class A common stock outstanding, including 457,323 public warrants and 209,192 private placement warrants outstanding. Each warrant expires 5 years after the Business Combination or earlier upon redemption or liquidation, and entitles the holder to purchase one share of Class A common stock at an exercise price of $379.50 per share, subject to adjustment, at any time commencing on September 4, 2021.
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
For the three months ended March 31, 2024, a loss of $1.1 million was recorded within the change in fair value of warrants and earn-out contingent liabilities in the condensed consolidated statements of operations and comprehensive loss. The change in fair value of the warrants for the three months ended March 31, 2023 was nominal.
Perceptive Warrant
On October 27, 2023 (the “Closing Date”), the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Holdings IV, LP, as lender and administrative agent (“Perceptive”), which provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $75.0 million (the “Perceptive Term Loan Facility”). As consideration for the Credit Agreement, the Company issued to Perceptive a warrant to purchase up to 1,200,000 shares (the “Perceptive Warrant”) of its Class A common stock. 800,000 warrant shares (the “Initial Warrant Shares”) vested and became exercisable on the Closing Date and 400,000 warrant shares (the “Additional Warrant Shares” and together with the Initial Warrant Shares, the “Warrant Shares”) will potentially vest and become exercisable on the Tranche B Borrowing Date, as defined in Note 8, “Long-Term Debt” included within this Quarterly Report.
The Perceptive Warrants are classified within Level 3 of the fair value hierarchy. The key assumptions utilized in determining the valuation of the Perceptive Warrants as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Stock price	$9.13	$2.75
Exercise price	$3.18	$3.18
Expected volatility	110.0%	110.0%
Expected term (in years)	9.6	9.8
Risk-free interest rate	4.20%	3.88%
Dividend yield	—	—
The fair value of the Perceptive Warrants as of March 31, 2024 and December 31, 2023 was $7.5 million and $2.5 million, respectively. For the three months ended March 31, 2024, a loss of $5.0 million was recorded within the change in fair value of warrants and earn-out contingent liabilities in the condensed consolidated statements of operations and comprehensive loss based on re-measurement performed as of the period end date.
Contingent Consideration (Legacy GeneDx)
In connection with the Acquisition, up to $150.0 million of contingent payments was to be payable to OPKO Health, Inc. (“OPKO”), based upon achievement of 2022 and 2023 revenue milestones (the “Milestone Payments”) pursuant to the merger agreement (the “Acquisition Merger Agreement”). The first Milestone Payment was paid out in full in April 2023 and the second Milestone Payment was valued at zero as the milestone was not met during fiscal year 2023.
During the three months ended March 31, 2023, a loss of $3.4 million was recorded within the change in fair market value of warrant and earn-out contingent liabilities in the condensed consolidated statements of operations and comprehensive loss.
Connecticut Department of Economic and Community Development Funding Commitment
The Company’s loan from the Connecticut Department of Economic and Community Development (“DECD”) is classified within Level 2 of the fair value hierarchy. The loan was recorded at its carrying value of $6.3 million as of March 31, 2024 and December 31, 2023, with $0.8 million recorded in other current liabilities on the condensed consolidated balance sheets at March 31, 2024. The fair value of the loan as of March 31, 2024 was $5.1 million, which is estimated based on discounted cash flows using the yields of similar debt instruments of other companies with similar credit profiles.

5. Property and Equipment, net
Property and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023
Capitalized software	$32,171	$32,171
Laboratory equipment	14,983	15,538
Leasehold improvements	14,614	14,614
Computer equipment	5,981	5,819
Building under finance lease	4,529	4,529
Equipment under finance leases	3,293	2,604
Furniture, fixtures and other equipment	550	550
Construction in-progress	2,910	3,106
Total property and equipment	79,031	78,931
Less: accumulated depreciation and amortization	(47,730)	(46,452)
Property and equipment, net	$31,301	$32,479
For the three months ended March 31, 2024 and 2023, depreciation and amortization expense was $1.7 million and $5.1 million, respectively.
For the three months ended March 31, 2023, the Company recorded a $1.6 million non-cash impairment charge on the condensed consolidated statements of operations and comprehensive loss (of which $0.8 million was allocated to the right-of-use asset associated with the sublease), which was driven by indicators of impairment related to a sublease agreement.
Depreciation and amortization expense is included within the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended March 31,
	2024	2023
Cost of services	$816	$589
Research and development	196	852
Selling and marketing	—	2
General and administrative	730	3,687
Total depreciation and amortization expenses	$1,742	$5,130
6. Intangible Assets
The following table reflects, as of March 31, 2024, the carrying values and remaining useful lives of acquired intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period (in years)
Tradenames and trademarks	$50,000	$5,989	$44,011	14.1
Developed technology	48,000	11,500	36,500	6.1
Customer relationships	98,000	9,392	88,608	18.1
	$196,000	$26,881	$169,119
Amortization expense for tradenames and trademarks and developed technology of $2.3 million was recorded in general and administrative for the three months ended March 31, 2024 and 2023 within the condensed consolidated statements of operations and comprehensive loss. Amortization expense for customer relationships of $1.2 million was recorded in selling and marketing for the three months ended March 31, 2024 and 2023 within the condensed consolidated statements of operations and comprehensive loss.

7. Related Party Transactions
Related Party Revenues
Total related party diagnostic testing revenues were $0.6 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.
Related party revenues primarily include diagnostic testing revenues from a subsidiary of OPKO. The prices charged represent market rates. Revenue recorded from this contract was $0.4 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively.
Related Party Expenses
Total related party costs are included within cost of services and other operating expenses, net in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended March 31,
	2024	2023
Cost of services	$1,452	$815
Other operating expenses, net	974	1,747
Total related party costs	$2,426	$2,562
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
Expenses recognized pursuant to other service arrangements with ISMMS totaled $1.4 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively. These amounts are included in either cost of services or other operating expenses, net on the condensed consolidated statements of operations and comprehensive loss depending on the particular activity to which the costs relate. Payables due to ISMMS for the other service arrangements were $1.0 million at both March 31, 2024 and December 31, 2023. These amounts are included within due to related parties on the Company’s condensed consolidated balance sheets.
Additionally, the Company incurred $2.5 million and $0.5 million in purchases of diagnostic testing kits and materials and $1.0 million and $0.1 million was recorded in cost of services for the three months ended March 31, 2024 and 2023, respectively, from an affiliate of a member of the Board of Directors who has served in the role since July 2021. The prices paid represent market rates. Payables due were less than $0.1 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively.
Legacy GeneDx and OPKO entered into a Transition Services Agreement dated as of April 29, 2022 (the “OPKO TSA”) pursuant to which OPKO had agreed to provide services, at cost, subject to certain limited exceptions, in order to facilitate the transactions contemplated by the Acquisition Merger Agreement, including human resources, information technology support, and finance and accounting. Services in connection with the OPKO TSA were fully completed in October 2023. The Company recognized $0.8 million of expenses for the three months ended March 31, 2023 related to the agreement.

8. Long-Term Debt
At March 31, 2024, long-term debt matures as follows:

2024 (remainder of year)	$497
2025	1,211
2026	1,235
2027	1,260
2028	51,285
Thereafter	762
Total debt	56,250
Less: current portion of long-term debt	(798)
Less: long-term debt issuance costs	(3,159)
Total long-term debt, net of current portion and debt issuance costs	$52,293
Perceptive Term Loan Facility
On October 27, 2023 (the “Closing Date”), the Company entered into the Perceptive Term Loan Facility. An initial tranche of $50 million (the “Tranche A Loan”) was funded under the Perceptive Term Loan Facility on the Closing Date. In addition to the Tranche A Loan, the Perceptive Term Loan Facility includes an additional tranche of $25 million (the “Tranche B Loan,” and together with the Tranche A Loan, the “Term Loans”), which will be accessible by the Company so long as the Company satisfies certain customary conditions precedent, including a specified revenue milestone (the funding date of the Tranche B Loan, the “Tranche B Borrowing Date”). The Perceptive Term Loan Facility has a maturity date of October 27, 2028 (the “Maturity Date”) and provides for an interest-only period during the term of the loan with principal due at the maturity date.
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
Security Instruments and Warrant
In connection with the Credit Agreement, the Company also entered into a Security Agreement, dated as of the Closing Date, with Perceptive, pursuant to which all of its obligations under the Credit Agreement are secured by a first lien perfected security interest on substantially all of its existing and after-acquired assets, subject to customary exceptions.
On the Closing Date, as consideration for the Credit Agreement, the Company issued the Perceptive Warrant to Perceptive, which allows them to purchase up to 1,200,000 Warrant Shares. The 800,000 Initial Warrant Shares vested and became exercisable on the Closing Date and the 400,000 Additional Warrant Shares will potentially vest and become exercisable on the Tranche B Borrowing Date. The per share exercise price for the Initial Warrant Shares is $3.1752 (the “Initial Warrant Exercise Price”), which is equal to the10-day volume weighted average price (the “10-day VWAP”) of the Company’s Class A common stock at the end of the business day immediately prior to the Closing Date, and the per share exercise price for the Additional Warrant Shares will be equal to the lower of (a) the Initial Warrant Exercise Price or (b) the 10-day VWAP ending on the end of the business day immediately preceding the Tranche B Borrowing Date. The Perceptive Warrant will be exercisable, in whole or in part, until the 10th anniversary of the applicable vesting date.
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
In January 2023, the Company amended the DECD Loan Agreement, which resulted in the Company agreeing to pay $2.0 million in principal, obtaining $2.8 million in debt forgiveness for achieving its Phase 2 job milestone, and agreeing to two new forgiveness milestone targets for its Phase 3 job milestone (eligible for $2.0 million in forgiveness) and a final phase job milestone (eligible for $1.0 million in forgiveness) (the “2022 Amended DECD Loan Agreement”). Upon execution of this amendment, the Company paid the $2.0 million in principal and received $2.8 million in debt forgiveness, and the Company recognized the debt forgiveness as other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023. The terms of the 2022 Amended DECD Loan Agreement require the Company to make interest-only payments through July 2024 and principal and interest payments commencing in August 2024 through July 2029 at the same fixed annual interest rate of 2.0%. The other terms of the 2022 Amended DECD Loan Agreement remained the same.
The outstanding loan balance from the 2022 Amended DECD Loan Agreement was $6.3 million at March 31, 2024.
9. Purchase Commitments and Contingencies
Purchase Commitments
The following sets forth purchase commitments with software and equipment providers as of March 31, 2024 with a remaining term of at least one year:

2024 (remainder of year)	$3,040
2025	2,438
2026	1,771
2027	643
2028	107
Total purchase commitments	$7,999
The Company enters into contracts with suppliers to purchase materials needed for diagnostic testing. These contracts generally do not require multi-year purchase commitments.
There have been no material changes to the lease obligations from those disclosed in Note 10, “Leases” to the consolidated financial statements included in the 2023 Form 10-K.
Contingencies
The Company is or may become subject to various claims and legal actions arising in the ordinary course of business. The Company does not believe that the outcome of any existing matters will have a material effect on the Company’s condensed consolidated financial statements. However, no assurance can be given that the ultimate resolution of such proceedings will not materially impact the Company’s condensed consolidated financial statements.
Except as described below, the Company was not a party to any material legal proceedings at March 31, 2024, nor is it a party to any material legal proceedings at the date of issuance of these condensed consolidated financial statements.
On September 7, 2022, a shareholder class action lawsuit was filed in the United States District Court for the District of Connecticut against the Company and certain of the Company’s current and former officers. The complaint purports to bring suit on behalf of stockholders who purchased the Company’s publicly traded securities between March 14, 2022 and August 15, 2022. Following the appointment of a lead plaintiff, an amended complaint was filed on January 30, 2023. As amended, the complaint purports to allege that the defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and seeks unspecified compensatory damages, fees and costs. The defendants moved to dismiss the amended complaint on August 21, 2023. That motion is pending. The Company believes the allegations and claims made in the complaint are without merit.

On February 7, 2023, a stockholder commenced a lawsuit in the Delaware Court of Chancery. The suit is brought as a class action on behalf of stockholders of CMLS who did not redeem their shares in connection with the Business Combination. The suit names as defendants all directors of CMLS at the time of the transaction, including directors who continue to serve on the Company’s Board of Directors, as well as CMLS Holdings LLC. The Company is not named as a defendant. The complaint alleges that the July 2, 2021 proxy statement mailed to CMLS stockholders in connection with the transaction contained false and misleading statements, and purports to assert a claim of breach of fiduciary duty against all individual defendants, and a similar claim against CMLS Holdings LLC and certain individuals for breach of fiduciary duty as control persons. The suit seeks to recover unspecified damages on behalf of the alleged class, among other relief. After defendants moved to dismiss the case, the plaintiff filed an amended complaint on July 6, 2023, revising certain allegations and adding third parties as defendants. The defendants answered the amended complaint on September 15, 2023. The Company believes the allegations and claims made in the amended complaint are without merit. The Company is subject to certain claims for advancement and indemnification by the individual defendants in this proceeding.
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
10. Stock-Based Compensation
Stock-based compensation expense is included within the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended March 31,
	2024	2023
Cost of services	$48	$(1,666)
Research and development	(187)	943
Selling and marketing	(20)	63
General and administrative	(292)	708
Total stock-based compensation expense[1]	$(451)	$48
1 The Company recorded an aggregate reversal of stock-based compensation of $3.2 million and $8.1 million during the three months ended March 31, 2024 and 2023, respectively, due to forfeiture activities upon employee terminations.
The Company maintains the 2021 Equity Incentive Plan (as amended, the “2021 Plan”), which allows for grants of stock-based awards. No awards granted under the 2021 Plan are exercisable after 10 years from the date of grant, and the awards granted under the 2021 Plan generally vest over a four-year period on a graded vesting basis; however, the Company also granted certain RSUs with vesting terms beginning 12 months from the grant date and vesting immediately on the grant date. On January 1 of each year through 2031, the aggregate number of shares of Class A common stock reserved for issuance under the 2021 Plan may be increased automatically by the number of shares equal to 5% of the total number of shares of all classes of common stock issued and outstanding immediately preceding December 31. In January 2024, the number of Class A common stock reserved for future issuance under the 2021 Plan automatically increased by 1,298,943 shares.
The Company also maintains the 2023 Equity Inducement Plan (the “Equity Inducement Plan”), which allows for grants of equity awards of the Company’s Class A common stock to individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company.
As of March 31, 2024, there was an aggregate of 1,879,336 shares available for grants of stock options or other awards under the 2021 Plan and Equity Inducement Plan.

Stock Options
The following table summarizes the stock option activity during the three months ended March 31, 2024:

	Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2023	497,976	$42.80
Exercised	(4,877)	$5.05
Forfeited/Expired	(63,306)	$56.84
Outstanding at March 31, 2024	429,793	$41.20
Options exercisable at March 31, 2024	280,612	$35.43
At March 31, 2024, unrecognized stock-based compensation cost related to the unvested portion of the Company’s stock options was $1.5 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 1.3 years.
Restricted Stock Units (RSUs)
The following table summarizes the time-based RSU activity during the three months ended March 31, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2023	1,507,877	$15.48
Granted	1,010,121	$8.66
Vested	(138,608)	$16.20
Forfeited	(223,140)	$18.67
Outstanding at March 31, 2024	2,156,250	$11.75
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. On January 1 of each year through 2031, the aggregate number of shares of Class A common stock reserved for issuance under the 2021 ESPP may be increased automatically by the number of shares equal to 1% of the total number of shares of all classes of common stock issued and outstanding immediately preceding December 31. The Company did not make any grants of purchase rights under the 2021 ESPP during the three months ended March 31, 2024 and 2023. A total of 596,604 shares of Class A common stock have been reserved for future issuance under the 2021 ESPP.
11. Income Taxes
Income tax benefit for the three months ended March 31, 2024 and 2023 was $0.1 million. Income taxes for these periods are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events should they occur. The Company’s estimated annual effective tax rate was 0.42% and 0.30% for the three months ended March 31, 2024 and 2023, respectively.
The difference between the Company’s effective tax rates in 2024 and 2023 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company currently has valuation allowances against a significant portion of its deferred tax assets primarily related to its net operating loss carryforwards and tax credit carryforwards.

12. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three months ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(20,239)	$(60,989)
Denominator:
Basic and diluted weighted-average common shares outstanding	26,062,170	20,061,945
Basic and diluted loss per share	$(0.78)	$(3.04)
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented as the effect would be anti-dilutive:

	March 31,
	2024	2023
Outstanding options and RSUs to purchase Class A common stock	2,586,043	1,973,590
Outstanding warrants	1,466,515	666,515
Outstanding earn-out shares	—	554,799
Outstanding earn-out RSUs	—	21,613
Total	4,052,558	3,216,517
13. Restructuring Costs
Total restructuring costs were $0.8 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. The table below provides certain information concerning restructuring activity during the three months ended March 31, 2024:

	Reserve Balance at December 31, 2023	Charged to Costs and Expenses	Payments and Other	Reserve Balance at March 31, 2024
Severance	$1,853	$843	$(1,342)	$1,354
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
14. Supplemental Financial Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets to the total of the same amounts shown on the condensed consolidated statements of cash flows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$83,673	$99,681
Restricted cash (included in other assets)	987	987
Total	$84,660	$100,668
Restricted cash as of March 31, 2024 and December 31, 2023 primarily consists of money market deposit accounts that secure an irrevocable standby letter of credit that serves as collateral for security deposit operating leases.

Accounts payable and accrued expenses consisted of the following:

	March 31, 2024	December 31, 2023
Accounts payable	$9,477	$10,238
Accrued purchases	11,292	12,154
Reserves for refunds to insurance carriers and others	11,641	15,064
Total	$32,410	$37,456
Other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Accrued compensation	$9,995	$12,465
Accrued severance	1,354	1,853
Other	1,891	2,018
Total	$13,240	$16,336
Other liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Warrant liability	$8,836	$2,735
Third party payor reserve	12,000	12,000
Total	$20,836	$14,735
15. Segment Reporting
The Company’s structure is aligned with how the chief operating decision maker (“CODM”) reviews the business, makes investing and resource allocation decisions and assesses operating performance. The Company’s two reportable segments are: (i) GeneDx inclusive of Legacy GeneDx and Legacy Sema4 data revenues and associated costs and (ii) Legacy Sema4 diagnostics. The GeneDx segment primarily provides pediatric and rare disease diagnostics with a focus on whole exome and genome sequencing and, to a lesser extent, data and information services. The Legacy Sema4 diagnostics segment provided reproductive and women’s health and somatic oncology diagnostic testing and screening products and has been completely shut down.
The CODM evaluates segment performance based on revenue and adjusted gross profit.

	Three months ended March 31,
	2024			2023
	GeneDx	Legacy Sema4	Total	GeneDx	Legacy Sema4	Total
Revenue	$61,461	$961	$62,422	$40,693	$2,446	$43,139
Adjusted cost of services	24,099	—	24,099	26,826	2,080	28,906
Adjusted gross profit (1)	37,362	961	38,323	13,867	366	14,233

Reconciliations:
Depreciation and amortization	816	—	816	476	113	589
Stock-based compensation	48	—	48	305	(1,971)	(1,666)
Restructuring costs	48	—	48	43	31	74
Gross profit	$36,450	$961	$37,411	$13,043	$2,193	$15,236
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from the results described in or implied by the forward-looking statements. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from these forward-looking statements.
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
See Note 1, “Organization and Description of Business” included in this Quarterly Report for more information on the Company’s history.
Factors Affecting Our Performance
We believe several important factors have impacted, and will continue to impact, our performance and results of operations. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Item 1A. Risk Factors” in this Quarterly Report and in our 2023 Form 10-K, which is incorporated by reference in this Quarterly Report, for further information.
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
During the three months ended March 31, 2024, we resulted 55,223 tests, compared to the three months ended March 31, 2023, in which we resulted approximately 52,778 tests.
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
Selling and Marketing Expenses
Selling and marketing expenses primarily consist of personnel-related expenses (comprising salaries and benefits) and stock-based compensation for employees performing commercial sales, account management, marketing, and certain genetic counseling services. Selling and marketing costs are expensed as incurred.
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
We generally expect our general and administrative expenses to continue to increase in absolute dollars as we increase headcount and incur costs associated with operating as a public company, including expenses related to legal, accounting, and regulatory matters, maintaining compliance with requirements of Nasdaq and of the SEC, and director and officer insurance premiums. We expect these expenses to decrease as a percentage of revenue in the long term as revenue increases, although the percentage may fluctuate from period to period due to fluctuations in our compensation-related charges.
Comparison of the three months ended March 31, 2024 and 2023
The following table sets forth our results of operations for the periods presented:

	Three months ended March 31,
	2024	2023	$ Change	% Change
Revenue
Diagnostic test revenue	$61,104	$41,850	$19,254	46%
Other revenue	1,318	1,289	29	2%
Total revenue	62,422	43,139	19,283	45%
Cost of services	25,011	27,903	(2,892)	(10)%
Gross profit	37,411	15,236	22,175	146%
Research and development	11,567	14,592	(3,025)	(21)%
Selling and marketing	16,085	13,452	2,633	20%
General and administrative	22,445	43,689	(21,244)	(49)%
Impairment loss	—	2,120	(2,120)	NM
Other operating expenses, net	974	1,747	(773)	(44)%
Loss from operations	(13,660)	(60,364)	46,704	(77)%

Non-operating income (expenses), net
Change in fair value of warrants and earn-out contingent liabilities	(6,101)	(3,453)	(2,648)	77%
Interest expense, net	(597)	(35)	(562)	NM
Other income, net	37	2,716	(2,679)	NM
Total non-operating loss, net	(6,661)	(772)	(5,889)	763%
Loss before income taxes	(20,321)	(61,136)	40,815	(67)%
Income tax benefit	82	147	(65)	(44)%
Net loss	$(20,239)	$(60,989)	$40,750	(67)%
NM - Not Meaningful
Revenue
Total revenue increased by $19.3 million, or 45%, to $62.4 million for the three months ended March 31, 2024, from $43.1 million for the three months ended March 31, 2023.
Diagnostic test revenue increased by $19.3 million, or 46%, to $61.1 million for the three months ended March 31, 2024, from $41.9 million for the three months ended March 31, 2023. The increase primarily reflected an increase in Legacy GeneDx diagnostic testing revenues driven by a $21.6 million, or 96%, increase in whole exome and genome sequencing revenues resulting from a 91% increase in test volumes partially offset by declines in other non-exome test revenues and lower revenues from the now discontinued Legacy Sema4 business.

Other revenue increased by a nominal amount for the three months ended March 31, 2024, from $1.3 million for the three months ended March 31, 2023.
Gross Profit
Gross profit increased by $22.2 million or 146%, to $37.4 million for the three months ended March 31, 2024, from $15.2 million for the three months ended March 31, 2023, driven by a combination of a shift in test mix to more profitable whole exome and genome tests, improvement in exome average reimbursement rates, continued cost per test leverage and the removal costs from the now discontinued Legacy Sema4 business.
Research and Development
Research and development expense decreased by $3.0 million, or 21%, to $11.6 million for the three months ended March 31, 2024, from $14.6 million for the three months ended March 31, 2023. The decrease was primarily attributable to costs associated with a $1.1 million decrease in stock compensation expense resulting from forfeitures of unvested equity awards of terminated employees and a decrease in depreciation expense of $0.7 million related to the discontinued Legacy Sema4 business.
Selling and Marketing
Selling and marketing expense increased by $2.6 million, or 20%, to $16.1 million for the three months ended March 31, 2024, from $13.5 million for the three months ended March 31, 2023. The increase reflects our investment to support growth in our commercial team.
General and Administrative
General and administrative expense decreased by $21.2 million, or 49%, to $22.4 million for the three months ended March 31, 2024, from $43.7 million for the three months ended March 31, 2023. The decrease was primarily attributable to lower current period compensation costs as a result of headcount reduction actions, and lower depreciation expense related to the discontinued Legacy Sema4 business.
Impairment Loss
The non-cash charge of $2.1 million for the three months ended March 31, 2023 reflected the impairment loss recorded in connection with the modification of certain capital and right-of-use asset leases. See Note 6, “Property and Equipment, net” to our condensed consolidated financial statements for further information.
Other Operating Expenses, Net
Other operating expenses, net were $1.0 million for the three months ended March 31, 2024 as compared with $1.7 million for the three months ended March 31, 2023. This decrease reflected the expiration of the transition services agreement with OPKO in October 2023.
Non-Operating Income, Net
Non-operating income, net decreased by $5.9 million, due to the significant increase in fair value of our public, private placement and Perceptive warrants, driven primarily by the increase in our share price as of March 31, 2024 and the prior year impact of $2.8 million for principal loan forgiveness under the amendment to the DECD loan.
See Note 4, “Fair Value Measurements” to our condensed consolidated financial statements for further information on the changes in fair value of our warrant and earn-out contingent liabilities, and see Note 8, “Long-Term Debt” to our condensed consolidated financial statements for further information regarding the DECD loan..
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
The following is a reconciliation of gross profit to our adjusted gross profit and of our gross margin to adjusted gross margin for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Revenue	$62,422	$43,139
Cost of services	25,011	27,903
Gross profit	$37,411	$15,236
Gross margin	59.9%	35.3%
Add:
Depreciation and amortization expense	$816	$589
Stock-based compensation expense	48	(1,666)
Restructuring costs (1)	48	74
Adjusted gross profit	$38,323	$14,233
Adjusted gross margin	61.4%	33.0%
(1)Represent costs incurred for restructuring activities, which include severance costs to impacted employees and third-party consulting costs incurred during the periods presented.
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

The following is a reconciliation of our net loss to Adjusted net loss for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Net loss	$(20,239)	$(60,989)
Depreciation and amortization expense	5,248	8,636
Stock-based compensation expense	(451)	48
Impairment loss (1)	—	2,120
Restructuring costs (2)	843	702
Change in fair value of financial liabilities (3)	6,101	3,453
Gain on debt forgiveness (4)	—	(2,750)
Adjusted net loss	$(8,498)	$(48,780)
(1)Represents the impairment of certain capital and right-of-use asset leases.
(2)Represent costs incurred for restructuring activities, which include severance and third-party consulting costs.
(3)Represents the change in fair value of the liabilities associated with our public warrants, private placement warrants and the earn-out shares.
(4)Represents principal loan forgiveness under the amendment to the DECD loan.
Liquidity and Capital Resources
Management believes that our cash and cash equivalents and available-for-sale marketable securities provide us with sufficient liquidity for at least twelve months from the filing date of this Quarterly Report.
Accordingly, our condensed consolidated financial statements included in this Quarterly Report have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Nevertheless, we may also seek additional funding in the future through the sale of common or preferred equity or convertible debt securities, drawing on the additional $25 million tranche of the term loan under the Perceptive term loan facility, the entry into other credit facilities or another form of third-party funding or by seeking other debt financing. See Note 8, “Long-Term Debt” to our condensed consolidated financial statements for further information regarding the Perceptive term loan facility.
We have an effective shelf registration statement that we filed with the SEC in August of 2022, registering $300 million shares of our Class A common stock and other securities. Following the underwritten and registered direct offerings described above, approximately $150 million of securities remained available under this registration statement.

Material Cash Requirements for Known Contractual Obligations and Commitments
We anticipate fulfilling our contractual obligations and commitments with existing cash and cash equivalents and available-for-sale marketable securities, which amounted to $112.9 million at March 31, 2024, through additional capital raised to finance our operations or through an additional tranche of $25 million under the Perceptive credit facility, which is subject to certain conditions. See “Liquidity and Capital Resources” for further information.
As discussed in the notes to our condensed consolidated financial statements, in 2022, we entered into a settlement agreement with one of our third-party payors in order to settle the claims related to coverage and billing matters allegedly resulting in overpayments by the payor to Legacy Sema4. Under the settlement agreement, $42 million is to be paid by us to the payor in a series of payments each year through June 30, 2026. In consideration for the payments, the payor provided releases of the disputed claims, effective March 31, 2023.
For more information regarding this matter, see Note 4, “Revenue Recognition” to our consolidated financial statements included in our 2023 Form 10-K and Note 3, “Revenue Recognition,” to our condensed consolidated financial statements included within this Quarterly Report, respectively.

Cash Flows

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(16,413)	$(55,560)
Net cash provided by (used in) investing activities	843	(462)
Net cash (used in) provided by financing activities	(438)	132,658
Operating Activities
Net cash used in operating activities during the three months ended March 31, 2024 was $16.4 million, driven by lower cash expenditures associated with the current year period net loss as compared with the prior year period, which reflected improved gross margin profitability, as well as the realization of cost savings from exiting the Legacy Sema4 business and other cost reduction initiatives.
Net cash used in operating activities during the three months ended March 31, 2023 was $55.6 million, driven by higher cash expenditures associated with the prior year net loss, which reflected the costs associated with the exiting of the Legacy Sema4 business.
Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2024 was $0.8 million, which included $6.5 million in proceeds from the sales and maturities of marketable securities, partially offset by net purchases of marketable securities of $5.2 million.
Net cash used in investing activities during the three months ended March 31, 2023 was $0.5 million, which reflected spend on development of internal-use software assets.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2024 was $0.4 million, which reflected finance lease payments.
Net cash provided by financing activities during the three months ended March 31, 2023 was $132.7 million, which reflected $135.4 million net proceeds from our January 2023 underwritten public offering and concurrent registered direct offering, net of issuance costs, partially offset by a $2.0 million payment on the DECD loan and $1.0 million of finance lease principal payments.
Critical Accounting Policies and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our critical accounting policies and estimates are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the 2023 Form 10-K. There have been no material changes to our critical accounting policies and estimates in the current period. For further information, see Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements.

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
Recent Accounting Pronouncements
Additional information on recent accounting pronouncements can be found in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included within our 2023 Form 10-K, and Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, available-for-sale marketable securities and restricted cash consists of bank deposits and money market funds, which totaled $113.9 million at March 31, 2024 and $131.1 million at December 31, 2023, respectively. Such interest-bearing instruments carry a degree of risk. However, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A 100-basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and restricted cash.
We are also exposed to interest rate risk on our variable rate debt associated with the Perceptive term loan facility. Changes in interest rates can impact future interest payments we are obligated to pay.
See Note 8, “Long-Term Debt” to our condensed consolidated financial statements for further information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 because of the material weakness in internal control over financial reporting at December 31, 2023 that we previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023 had not been fully remediated at March 31, 2024.
Notwithstanding the material weakness in internal control over financial reporting, our management has concluded that our condensed consolidated financial statements included in the Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Previously Reported Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As described in more detail in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023, the material weakness identified related to the fact that our accounting and operating systems lacked controls over access, and program change management that are needed to ensure access to financial data is adequately restricted to appropriate personnel, including consideration of the appropriate segregation of duties. As a result, it is possible that our business process controls that depend on the accuracy and completeness of data or financial reports generated by our information technology system could be adversely affected due to the lack of operating effectiveness of the information technology general controls (“ITGCs”).
Remediation Plan
Our management is actively engaged and committed to taking the steps necessary to remediate the material weakness over user access and program change management in order to establish a strong internal control environment. Remediation actions undertaken during 2023 and planned are described in more detail in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023.
While significant progress has been made to strengthen the design and operating effectiveness of our ITGCs, management has concluded that as of March 31, 2024, there was not a sufficient period of time available to sufficiently test nor conclude that enhanced internal controls were fully implemented and operating effectively. We will continue to monitor the effectiveness of ITGC remediation actions in connection with future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures. Assessment results will be used to validate the efficacy of our ITGC remediation efforts and identify any additional actions necessary to ensure ongoing design and operating effectiveness.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting, as discussed above.
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

Part II - Other Information
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1, Note 9, “Purchase Commitments and Contingencies,” included within this Quarterly Report and is incorporated herein by reference.
Item 1A. Risk Factors
Except for as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” of our 2023 Form 10-K, which section is incorporated by reference herein.
Future changes in FDA enforcement discretion for laboratory developed tests (“LDTs”) could subject our operations to much more significant regulatory requirements.
We currently offer an LDT version of certain tests. The FDA currently has a policy of enforcement discretion with respect to most LDTs, whereby the FDA does not actively enforce its medical device regulatory requirements for such tests. However, in October 2014, the FDA issued two draft guidance documents stating that the FDA intended to end enforcement discretion with respect to LDTs in a risk-based manner consistent with the existing classification of medical devices. The FDA halted finalization of the guidance in November 2016 to allow for further public discussion on an appropriate oversight approach to LDTs and to give Congressional authorizing committees the opportunity to develop a legislative solution. The FDA Commissioner and the Director of the Center for Devices and Radiological Health (“CDRH”) have expressed significant concerns regarding disparities between some LDTs and in vitro diagnostics that have been reviewed, cleared, authorized or approved by the FDA.
More recently, on September 29, 2023, the FDA published a proposed rule on LDTs, in which FDA proposes to end enforcement discretion for virtually all LDTs in five stages over a four-year period from the date FDA publishes a final rule. In Phase 1 (effective one year post-finalization), clinical laboratories would be required to comply with medical device (adverse event) reporting and correction/removal reporting requirements. In Phase 2 (effective two years post-finalization), clinical laboratories would be required to comply with all other device requirements (e.g., registration/listing, labeling, investigational use), except for quality systems and premarket review. In Phase 3 (effective three years post-finalization), clinical laboratories would be required to comply with quality systems requirements. In Phase 4 (effective three and a half years post-finalization, but not before October 1, 2027), clinical laboratories would be required to comply with premarket submission requirements for high-risk tests (i.e., tests subject to premarket approval (PMA) requirement). Finally, in Phase 5 (effective four years post-finalization, but not before April 1, 2028), clinical laboratories would be required comply with premarket submission requirements for moderate- and low-risk tests (i.e., tests subject to de novo or 510(k) requirement). Unlike previous proposals, the proposed rule does not “grandfather” existing tests. The content and timing of any final rule on LDTs is uncertain at this time.
If the FDA were to determine that certain tests offered by us as LDTs are no longer eligible for enforcement discretion for any reason, including new rules, policies or guidance, or due to changes in statute, our tests may become subject to extensive FDA requirements or our business may otherwise be adversely affected. If the FDA were to actively regulate our LDTs, we could experience reduced revenue or increased costs, which could adversely affect our business, prospects, results of operations and financial condition. If required, the regulatory marketing authorization process required to bring our current or future LDTs into compliance may involve, among other things, successfully completing additional clinical validations and submitting to and obtaining clearance from the FDA for a premarket clearance (510(k)) submission or authorization for a de novo submission or approval of a premarket approval application. Furthermore, pending legislative proposals, if enacted, such as the VALID Act, could create new or different regulatory and compliance burdens on us and could have a negative effect on our ability to keep products on the market or develop new products, which could have a material effect on our business. In the event that the FDA requires marketing authorization of our LDTs in the future, the FDA may not ultimately grant any clearance, authorization or approval requested by us in a timely manner, may limit our indication in a way that is not commercially desirable, or refuse to provide such authorization at all. In addition, if the FDA inspects our laboratory in relation to the marketing of any FDA-authorized test, any enforcement action the FDA takes might not be limited to the FDA-authorized test carried by us and could encompass our other testing services.
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
We are also required to comply with applicable state privacy, security and breach notification laws and regulations, which may be more stringent than federal HIPAA requirements. In addition, for healthcare data transfers from other countries relating to citizens and/or residents of those countries, we are also required to comply with the laws of those countries. Furthermore, on December 1, 2022, the U.S. Department of Health and Human Services, Office for Civil Rights (“OCR”) issued a Bulletin highlighting the obligations of HIPAA covered entities and business associates with respect to the use of online tracking technologies. OCR updated this Bulletin on March 18, 2024. To the extent that a covered entity or business associate permits a tracking technology vendor to collect PHI of its customers, the parties must enter into a business associate agreement. In addition, the PHI collected may only be used for treatment or health care operation purposes, in accordance with HIPAA. The PHI cannot be used for marketing purposes that are not connected with treatment or health care operations absent a HIPAA compliant authorization from each customer whose information is being shared.
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
None.
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Plan Adoptions and Modifications
None.
Supplemental Disclosure to our Annual Report on Form 10-K for the year ended December 31, 2023
The following updates Part I, Item 1. “Business—Government Regulation—Reimbursement and Billing” in our 2023 Form 10-K:
Reimbursement and Billing
In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (“PAMA”), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA (as amended) and its implementing regulations, laboratories that realize at least $12,500 in Medicare Clinical Laboratory Fee Schedule (“CLFS”) revenues during the six month reporting period and that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule must report, beginning in 2017, and then in 2025 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payor payment rates and volumes for their tests. None of our tests meet the current definition of advanced diagnostic laboratory tests, and therefore we believe we are required to report private payor rates for our tests on an every-three-years basis, starting next in 2025. The Centers for Medicare & Medicaid Services (“CMS”) use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payor payment rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil money penalties.
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
The payment rates calculated under PAMA went into effect starting January 1, 2018. Where applicable, reductions to payment rates resulting from the new methodology were limited to 10% per test per year in each of the years 2018 through 2020. Rates were held at 2020 levels during 2021 through 2023 and will continue to be held at such levels in 2024. Then, where applicable based upon median private payor rates reported in 2017 or 2025, reduced by up to 15% per test per year in each of 2025 through 2027 (with a second round of private payor rate reporting in 2025 to establish rates for 2026 through 2028).
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
The following updates Part I, Item 1. “Business—Government Regulation—Privacy and Security Laws—California Consumer Privacy Act” in our 2023 Form 10-K:
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
In addition to the CCPA, four new state privacy laws went into effect in 2023, including the Virginia Consumer Data Protection Act, the Utah Consumer Privacy Act, the Colorado Privacy Act, and the Connecticut Personal Data Privacy and Online Monitoring Act. In 2023, eight other states passed comprehensive consumer data privacy laws, and many others have introduced similar consumer privacy laws. These new state privacy laws and any potential federal consumer privacy law will and would impose additional data protection obligations on covered businesses, including additional consumer rights, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. The new and proposed privacy laws may result in further uncertainty and may require us to incur additional expenditures to comply. These regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management and data use practices and incur substantial compliance expense. Our failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use, or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines, damage to our reputation, and loss of goodwill, any of which could have a material adverse effect on our operations, financial performance, and business.

The following updates Part I, Item 1. “Business—Government Regulation—Information Blocking Prohibition” in our 2023 Form 10-K:
On May 1, 2020, the Office of the National Coordinator for Health Information Technology promulgated final regulations under the authority of the 21st Century Cures Act to impose new conditions to obtain and maintain certification of certified health information technology and prohibit certain covered actors, including developers of certified health information technology, health information networks/health information exchanges, and health care providers, from engaging in activities that are likely to interfere with the access, exchange, or use of electronic health information (information blocking). The final regulations further defined exceptions for activities that are permissible, even though they may have the effect of interfering with the access, exchange, or use of electronic health information. The information blocking regulations compliance date was April 5, 2021 and the HHS subsequently issues a final rule called the HTI-1 Rule that, among other things, revised the information blocking regulations, effective March 11, 2024. Under the 21st Century Cures Act, health care providers that violate the information blocking prohibition will be subject to appropriate disincentives. On November 1, 2023, the HHS published in the Federal Register a proposed rule to establish such disincentives. The HHS has not yet issued a final rule. Developers of certified information technology and health information networks/health information exchanges, however, may be subject to civil monetary penalties of up to $1 million per violation. The HHS Office of Inspector General has the authority to impose such penalties and on July 3, 2023, published a final rule in the Federal Register codifying new authority in regulation, which became effective September 1, 2023.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into this Quarterly Report.

No.	Description of Exhibit	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).	X

**	Furnished

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENEDX HOLDINGS CORP.

Date:	April 29, 2024		/s/ Katherine Stueland
		Name:	Katherine Stueland
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date:	April 29, 2024		/s/ Kevin Feeley
		Name:	Kevin Feeley
		Title:	Chief Financial Officer (Principal Financial Officer)