Form 10-Q
period 2024-06-30
GeneDx Holdings Corp.
filed 2024-07-30
CIK 1818331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 26,935,897 shares of Class A common stock, par value $0.0001, outstanding at July 22, 2024.

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
•unforeseen circumstances or other disruptions to normal business operations arising from general economic and political conditions such as recessions, fluctuating inflation and interest rates, supply chain interruptions and manufacturing constraints, public health emergencies, natural disasters, acts of terrorism or other uncontrollable events;
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
•our stock price and its volatility;
•the agreement in principle to resolve a pending class action lawsuit; and
•our ability to attract and retain key personnel.
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements
GeneDx Holdings Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$56,076	$99,681
Marketable securities	50,784	30,467
Accounts receivable	25,500	32,371
Due from related parties	693	445
Inventory, net	10,322	8,777
Prepaid expenses and other current assets	18,792	10,598
Total current assets	162,167	182,339
Operating lease right-of-use assets	25,624	26,900
Property and equipment, net	31,339	32,479
Intangible assets, net	165,613	172,625
Other assets	4,357	4,413
Total assets	$389,100	$418,756
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$51,959	$37,456
Due to related parties	1,213	1,379
Short-term lease liabilities	4,001	3,647
Other current liabilities	11,097	16,336
Total current liabilities	68,270	58,818
Long-term debt, net of current portion	52,160	52,688
Long-term lease liabilities	60,800	62,938
Other liabilities	12,660	14,735
Deferred taxes	1,167	1,560
Total liabilities	195,057	190,739
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred Stock, $0.0001 par value: 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value: 1,000,000,000 shares authorized, 26,926,383 and 25,978,863 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	1,543,182	1,527,778
Accumulated deficit	(1,349,600)	(1,300,188)
Accumulated other comprehensive income	459	425
Total stockholders’ equity	194,043	228,017
Total liabilities and stockholders’ equity	$389,100	$418,756
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue
Diagnostic test revenue	$69,439	$46,635	$130,543	$88,485
Other revenue	1,075	2,071	2,393	3,360
Total revenue	70,514	48,706	132,936	91,845
Cost of services	27,562	29,949	52,573	57,852
Gross profit	42,952	18,757	80,363	33,993
Research and development	10,902	17,138	22,469	31,730
Selling and marketing	16,585	15,182	32,670	28,634
General and administrative	25,170	37,341	47,615	81,030
Impairment loss	—	—	—	2,120
Other operating expenses, net	874	718	1,848	2,465
Loss from operations	(10,579)	(51,622)	(24,239)	(111,986)

Non-operating income (expenses), net
Change in fair value of warrants and earn-out contingent liabilities	(4,409)	3,547	(10,510)	94
Interest expense, net	(894)	1,074	(1,491)	1,039
Other expense, net	(13,481)	86	(13,444)	2,802
Total non-operating income, net	(18,784)	4,707	(25,445)	3,935
Loss before income taxes	(29,363)	(46,915)	(49,684)	(108,051)
Income tax benefit	190	196	272	343
Net loss	$(29,173)	$(46,719)	$(49,412)	$(107,708)

Other comprehensive loss, net of tax
Unrealized gain related to available for sale securities, net	168	—	34	—
Comprehensive loss	$(29,005)	$(46,719)	$(49,378)	$(107,708)

Weighted average shares outstanding of Class A common stock	26,617,955	25,418,358	26,340,063	22,754,948
Basic and diluted net loss per share, Class A common stock	$(1.10)	$(1.84)	$(1.88)	$(4.73)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share amounts)

	Three months ended June 30, 2024
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at March 31, 2024	26,122,348	$2	$1,527,351	$(1,320,427)	$291	$207,217
Net loss	—	—	—	$(29,173)	—	(29,173)
Common stock issued pursuant to stock option exercises	27,069	—	137	—	—	137
Common stock issued pursuant to Perceptive warrant exercise	645,414	—	12,586	—	—	12,586
Stock-based compensation expense	—	—	3,108	—	—	3,108
Other comprehensive loss, net of tax	—	—	—	—	168	168
Vested restricted stock units converted to common stock	131,552	—	—	—	—	—
Balance at June 30, 2024	26,926,383	$2	$1,543,182	$(1,349,600)	$459	$194,043

	Six months ended June 30, 2024
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2023	25,978,863	$2	$1,527,778	$(1,300,188)	$425	$228,017
Net loss	—	—	—	(49,412)	—	(49,412)
Common stock issued pursuant to stock option exercises	31,946	—	161	—	—	161
Common stock issued pursuant to Perceptive warrant exercise	645,414	—	12,586	—	—	12,586
Stock-based compensation expense	—	—	2,657	—	—	2,657
Other comprehensive loss, net of tax	—	—	—	—	34	34
Vested restricted stock units converted to common stock	270,160	—	—	—	—	—
Balance at June 30, 2024	26,926,383	$2	$1,543,182	$(1,349,600)	$459	$194,043

	Three months ended June 30, 2023
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at March 31, 2023	24,193,436	$2	$1,513,877	$(1,185,410)	$—	$328,469
Net loss	—	—	—	(46,719)	—	(46,719)
Stock-based compensation expense	—	—	107	—	—	107
Vested restricted stock units converted to common stock	159,780	—	—	—	—	—
Issuance of Class A common shares in registered direct offering, net of issuance costs	676,868	—	7,564	—	—	7,564
Issuance of Class A common shares for first Milestone Payment	701,460	—	6,692	—	—	6,692
Fractional shares issued upon Reverse Stock Split	29,603	—	—	—	—	—
Balance at June 30, 2023	25,761,147	$2	$1,528,240	$(1,232,129)	$—	$296,113

	Six months ended June 30, 2023
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2022	11,773,065	$1	$1,378,125	$(1,124,421)	$—	253,705
Net loss	—	—	—	(107,708)	—	(107,708)
Common stock issued pursuant to stock option exercises	50,444	—	265	—	—	265
Stock-based compensation expense	—	—	156	—	—	156
Vested restricted stock units converted to common stock	213,955	—	—	—	—	—
Issuance of Class A common shares in registered direct offering, net of issuance costs	676,868	—	7,564	—	—	7,564
Issuance of Class A common shares for first Milestone Payment	701,460	—	6,692	—	—	6,692
Fractional shares issued upon Reverse Stock Split	29,603	—	—	—	—	—
Issuance of Class A common shares in underwritten public offering, net of issuance costs	12,315,752	1	135,438	—	—	135,439
Balance at June 30, 2023	25,761,147	$2	$1,528,240	$(1,232,129)	$—	$296,113
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2024	2023
Operating activities
Net loss	$(49,412)	$(107,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	10,466	18,968
Stock-based compensation expense	2,657	156
Change in fair value of warrants and contingent liabilities	10,510	(94)
Deferred tax benefit	(272)	(343)
Provision for excess and obsolete inventory	109	2,620
Legal reserves	13,450	—
Change in third party payor reserves	1,066	(4,308)
Gain on sale of assets	—	(2,954)
Gain on debt forgiveness	—	(2,750)
Impairment loss	—	2,120
Other	1,738	412
Change in operating assets and liabilities:
Accounts receivable	6,871	10,174
Inventory	(1,654)	(486)
Accounts payable and accrued expenses	(10,359)	(25,399)
Other assets and liabilities	(6,088)	531
Net cash used in operating activities	(20,918)	(109,061)
Investing activities
Consideration on escrow paid for GeneDx acquisition	—	(12,144)
Purchases of property and equipment	(1,795)	(2,762)
Proceeds from sales of assets	—	3,634
Purchases of marketable securities	(29,381)	—
Proceeds from sales of marketable securities	598	—
Proceeds from maturities of marketable securities	8,720	—
Development of internal-use software assets	—	(461)
Net cash used in investing activities	(21,858)	(11,733)
Financing activities
Proceeds from offerings, net of issuance costs	—	143,002
Exercise of stock options	161	266
Long-term debt principal payments	—	(2,000)
Finance lease payoff and principal payments	(990)	(1,222)
Net cash (used in) provided by financing activities	(829)	140,046
Net (decrease) increase in cash, cash equivalents and restricted cash	(43,605)	19,252
Cash, cash equivalents and restricted cash, at beginning of period	100,668	138,303
Cash, cash equivalents and restricted cash, at end of period	$57,063	$157,555

Supplemental disclosures of cash flow information
Cash paid for interest	$4,033	$946
Cash paid for taxes	$557	$1,003
Stock consideration paid for purchase of business	$—	$6,692
Stock consideration paid pursuant to exercise of Perceptive warrant	$12,586	$—
Purchases of property and equipment in accounts payable and accrued expenses	$501	$109
Assets acquired under capital leases obligations	$689	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Description of Business
GeneDx Holdings Corp., through its subsidiary GeneDx, LLC, is a leading genomics company—one that sits at the intersection of diagnostics and data science, pairing decades of genomic expertise with an ability to interpret clinical data at scale. The Company is focused on delivering personalized and actionable health insights to inform diagnosis, direct treatment and improve drug discovery. The Company believes it is well-positioned to accelerate the use of genomics and leverage large-scale clinical data to enable precision medicine as the standard of care. With a focus in pediatric and rare diseases, the Company believes it has a competitive advantage in these two areas and can deliver on its vision today. GeneDx LLC serves healthcare professionals who work with their patients and bills third-party payors across the United States.

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
Emerging Growth Company
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. In addition, the Company was previously a “smaller reporting company”, as defined in Item 10(f)(1) of the U.S. Securities and Exchange Commission’s Regulation S-K and currently takes advantage of certain of the scaled disclosures available to smaller reporting companies. As such, the Company is eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including reduced reporting, including the reporting of two fiscal years of financial statements, not being required to provide an auditor attestation of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, and extended transition periods to comply with new or revised accounting standards for public business entities. The Company has elected to avail itself of this exemption and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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
Concentration of Credit Risk and Other Risks and Uncertainties
The Company assesses both the self-pay patient and, if applicable, the third-party payor that reimburses the Company on the patient’s behalf when evaluating concentration of credit risk. Significant patients and payors are those that represent more than 10% of the Company’s total revenues for the period or accounts receivable balance at each respective balance sheet date. The significant concentrations of accounts receivable as of June 30, 2024 and December 31, 2023 were primarily from large managed care insurance companies, institutional billed accounts, and data arrangements. The Company does not require collateral as a means to mitigate customer credit risk.
For each significant payor, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three months ended June 30,		Six months ended June 30,		June 30,	December 31,
	2024	2023	2024	2023	2024	2023
Payor A (1)	21%	14%	20%	14%	*	*
Payor B	29%	28%	29%	26%	*	10%
* Less than 10%
(1)This payor group includes multiple individual plans and the Company calculates and presents the aggregated value from all plans, which is consistent with the Company’s portfolio approach used in accounting for diagnostic test revenue.
The Company is subject to a concentration of risk from a limited number of suppliers for certain reagents and laboratory supplies. One supplier accounted for approximately 16% and 14% of purchases for the three months ended June 30, 2024 and 2023, respectively, and 12% and 14% for the six months ended June 30, 2024 and 2023, respectively. A second supplier accounted for approximately 13% and 13% of purchases for the three months ended June 30, 2024 and 2023, respectively, and 10% and 11% for the six months ended June 30, 2024 and 2023, respectively. This risk is managed by maintaining a target quantity of surplus stock. Alternative suppliers are available for some or all of these reagents and supplies.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09, Income Taxes – Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard requires additional disclosures around disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The standard requires enhanced segment reporting disclosures, including significant segment expenses and other segment items. Additionally, the standard requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 will be effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The guidance will be applied retrospectively to all periods presented in financial statements unless it is impractical to do so. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements and related disclosures.
3. Revenue Recognition
Disaggregated Revenue
The following table summarizes the Company’s disaggregated revenue by payor category:

	Three months ended June 30,
	2024			2023
	GeneDx	Legacy Sema4	Consolidated	GeneDx	Legacy Sema4	Consolidated
Diagnostic test revenue:
Patients with third-party insurance	$50,462	$1,590	$52,052	$27,093	$3,480	$30,573
Institutional customers	16,695	—	16,695	15,748	—	15,748
Self-pay patients	692	—	692	314	—	314
Total diagnostic test revenue	67,849	1,590	69,439	43,155	3,480	46,635
Other revenue	1,075	—	1,075	2,071	—	2,071
Total	$68,924	$1,590	$70,514	$45,226	$3,480	$48,706

	Six months ended June 30,
	2024			2023
	GeneDx	Legacy Sema4	Consolidated	GeneDx	Legacy Sema4	Consolidated
Diagnostic test revenue:
Patients with third-party insurance	$93,340	$2,551	$95,891	$49,976	$5,926	$55,902
Institutional customers	33,369	—	33,369	31,808	—	31,808
Self-pay patients	1,283	—	1,283	775	—	775
Total diagnostic test revenue	127,992	2,551	130,543	82,559	5,926	88,485
Other revenue	2,393	—	2,393	3,360	—	3,360
Total	$130,385	$2,551	$132,936	$85,919	$5,926	$91,845
Reassessment of Variable Consideration
Subsequent changes to the estimate of the transaction price, determined on a portfolio basis when applicable, are generally recorded as adjustments to revenue in the period of the change. The Company updates estimated variable consideration quarterly.
For the three months ended June 30, 2024 and 2023, the total change in estimate resulted in a net increase to revenue of $7.2 million and $3.5 million, respectively, resulting from changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and potential and actual settlements with third party payors. The change in estimate also included an increase in revenue related to a partial release of a previously established payor reserve, as further disclosed in the “Certain Payor Matters” section below. The quarterly change in estimate did not result in material adjustments to the Company’s previously reported revenue or accounts receivable amounts.
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
On December 30, 2022, the Company entered into a settlement agreement with one of its third-party payors (the “Payor”) in order to settle the claims related to coverage and billing matters allegedly resulting in the overpayments by the Payor to Legacy Sema4 (the “Disputed Claims”). Under the settlement agreement, $42.0 million is to be paid by the Company to the Payor in a series of payments each year through June 30, 2026. As of June 30, 2024, $22.0 million in scheduled payments under the agreement remain with $10.0 million due December 2024, $10.0 million in December 2025 and $2.0 million in 2026. In consideration for these payments, the Payor provided releases of the Disputed Claims, effective March 31, 2023.
As a result of this matter, and in connection with a review of certain billing policies and procedures undertaken by management, the Company considered the need to establish reserves for potential recoupments of payments previously made by third-party payors. As of June 30, 2024 and December 31, 2023, $25.1 million and $27.0 million of liabilities were recorded in accounts payable and accrued expenses and other liabilities, respectively. The Company uses estimates, judgments, and assumptions to assess whether it is probable that a significant reversal in the amount of cumulative revenue may occur in future periods, based upon information presently available. These estimates are subject to change. In addition, as discussed above, the Company has made certain adjustments to its estimated variable consideration as result of this matter and other potential settlements with payors.
Remaining Performance Obligations
Due to the long-term nature of collaboration service agreements, the Company’s obligations pursuant to such agreements represents partially unsatisfied performance obligations at June 30, 2024. The revenues under these existing long-term service agreements are estimated to be approximately $2.1 million. The Company expects to recognize the majority of this revenue over the next nine months.
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
As of June 30, 2024 and December 31, 2023, deferred costs to fulfill contracts were nominal. At each period, all outstanding deferred costs were recorded as other current assets.
The cost recognized was $0.3 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and $0.7 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively. These costs are recorded in the cost of services in the condensed consolidated statements of operations and comprehensive loss.
4. Fair Value Measurements
The following tables set forth the fair value of financial instruments that were measured at fair value on a recurring basis:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$15,211	$15,211	$—	$—
U.S. treasury bonds	25,754	—	25,754	—
Corporate and municipal bonds	24,733	—	24,733	—
Total financial assets	$65,698	$15,211	$50,487	$—

Financial Liabilities:
Public warrant liability	$453	$453	$—	$—
Private warrant liability	207	—	207	—
Total financial liabilities	$660	$453	$207	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$92,702	$92,702	$—	$—
U.S. treasury bonds	6,128	—	6,128	—
Corporate and municipal bonds	24,098	—	24,098	—
Total financial assets	$122,928	$92,702	$30,226	$—

Financial Liabilities:
Public warrant liability	$149	$149	$—	$—
Private warrant liability	71	—	71	—
Perceptive warrant liability	2,515	—	—	2,515
Total financial liabilities	$2,735	$149	$71	$2,515
There were no transfers between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2024 or 2023.
The Company’s marketable securities presented in the condensed consolidated balance sheet as of June 30, 2024 have maturity dates ranging from 2024 through 2027 and are classified as current assets as these investments are intended to be readily available to fund current operations. The differences between the fair value and amortized cost basis of each security are the unrealized gains or losses recorded in accumulated other comprehensive income. As of June 30, 2024, the amortized cost for maturities less than one year and greater than one year were $37.6 million and $12.4 million, respectively.
Public and Private Warrants
As of the consummation of the merger in July 2021 in connection with the Business Combination, there were 666,516 warrants to purchase shares of Class A common stock outstanding, including 447,223 public warrants and 219,293 private placement warrants. As of June 30, 2024, there were 666,515 warrants to purchase shares of Class A common stock outstanding, including 457,323 public warrants and 209,192 private placement warrants outstanding. Each warrant expires 5 years after the Business Combination or earlier upon redemption or liquidation, and entitles the holder to purchase one share of Class A common stock at an exercise price of $379.50 per share, subject to adjustment, at any time commencing on September 4, 2021.
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
For the three and six months ended June 30, 2024, a gain of $0.7 million and loss of $0.4 million, respectively, was recorded within the change in fair value of warrants and earn-out contingent liabilities in the condensed consolidated statements of operations and comprehensive loss. The change in fair value of the warrants for the three and six months ended June 30, 2023 was a gain of $0.2 million and $0.2 million, respectively.
Perceptive Warrant
On October 27, 2023 (the “Closing Date”), the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Holdings IV, LP, as lender and administrative agent (“Perceptive”), which provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $75.0 million (the “Perceptive Term Loan Facility”). As consideration for the Credit Agreement, the Company issued to Perceptive a warrant to purchase up to 1,200,000 shares (the “Perceptive Warrant”) of its Class A common stock. 800,000 warrant shares (the “Initial Warrant Shares”) vested and became exercisable on the Closing Date and 400,000 warrant shares (the “Additional Warrant Shares” and, together with the Initial Warrant Shares, the “Warrant Shares”) will potentially vest and become exercisable on the Tranche B Borrowing Date, as defined in Note 8, “Long-Term Debt” included within this Quarterly Report.
On April 30, 2024 (the “Exercise Date”) Perceptive provided the Company with a notice to exercise the Initial Warrant Shares at an aggregate exercise price of $2.5 million and, as payment of the aggregate exercise price, instructed the Company to withhold a number of Initial Warrant Shares based on their aggregate fair market value as of the Exercise Date. The fair market value price of each Initial Warrant Share was equal to the 1-day volume weighted average price (the “1-day VWAP”) of the Company’s Class A common stock on the Exercise Date, or $16.4321. As a result, the Company issued 645,414 shares of its Class A common stock to Perceptive in satisfaction of the cashless exercise in respect of the Initial Warrant Shares. See Note 8, “Long-Term Debt” included within this Quarterly Report for further information.
For the three and six months ended June 30, 2024, a loss of $5.1 million and $10.1 million, respectively, was recorded within the change in fair value of warrants and earn-out contingent liabilities in the condensed consolidated statements of operations and comprehensive loss based on re-measurement performed through the Exercise Date.
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
During the three and six months ended June 30, 2023, a gain of $3.3 million and loss of $0.1 million, respectively, was recorded within the change in fair market value of warrant and earn-out contingent liabilities in the condensed consolidated statements of operations and comprehensive loss.
Connecticut Department of Economic and Community Development Funding Commitment
The Company’s loan from the Connecticut Department of Economic and Community Development (“DECD”) is classified within Level 2 of the fair value hierarchy. The loan was recorded at its carrying value of $6.3 million as of June 30, 2024 and December 31, 2023, with $1.1 million recorded in other current liabilities on the condensed consolidated balance sheets at June 30, 2024. The fair value of the loan as of June 30, 2024 was $4.9 million, which is estimated based on discounted cash flows using the yields of similar debt instruments of other companies with similar credit profiles.

5. Property and Equipment, net
Property and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023
Capitalized software	$32,171	$32,171
Laboratory equipment	16,209	15,538
Leasehold improvements	14,614	14,614
Computer equipment	6,106	5,819
Building under finance lease	4,530	4,529
Equipment under finance leases	3,293	2,604
Furniture, fixtures and other equipment	550	550
Construction in-progress	3,375	3,106
Total property and equipment	80,848	78,931
Less: accumulated depreciation and amortization	(49,509)	(46,452)
Property and equipment, net	$31,339	$32,479
For the three months ended June 30, 2024 and 2023, depreciation and amortization expense was $1.7 million and $6.8 million, respectively. For the six months ended June 30, 2024 and 2023, depreciation and amortization expense was $3.5 million and $12.0 million, respectively.
For the three months ended June 30, 2023, the Company recorded a $3.4 million charge to accelerate the amortization for certain capitalized software projects associated with Legacy Sema4 that are not expected to be utilized, and also recorded a $3.0 million gain on sale of assets during the period associated with the closure of Legacy Sema4 facilities. For the six months ended June 30, 2023, the Company recorded a $1.6 million non-cash impairment charge on the condensed consolidated statements of operations and comprehensive loss (of which $0.8 million was allocated to the right-of-use asset associated with the sublease), which was driven by indicators of impairment related to a sublease agreement.
Depreciation and amortization expense is included within the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of services	$808	$1,233	$1,624	$1,822
Research and development	211	4,656	407	5,508
Selling and marketing	—	—	—	2
General and administrative	693	937	1,423	4,624
Total depreciation and amortization expenses	$1,712	$6,826	$3,454	$11,956
6. Intangible Assets
The following table reflects, as of June 30, 2024, the carrying values and remaining useful lives of acquired intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period (in years)
Tradenames and trademarks	$50,000	$6,771	$43,229	13.8
Developed technology	48,000	13,000	35,000	5.8
Customer relationships	98,000	10,616	87,384	17.8
	$196,000	$30,387	$165,613
Amortization expense for tradenames and trademarks and developed technology of $2.3 million and $2.3 million was recorded in general and administrative for the three months ended June 30, 2024 and 2023, respectively, and $4.6 million and $4.6 million for the six months ended June 30, 2024 and 2023, respectively, within the condensed consolidated statements of operations and comprehensive loss. Amortization expense for customer relationships of $1.2 million and $1.2 million was recorded in selling and marketing for the three months ended June 30, 2024 and 2023, respectively, and $2.5 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively, within the condensed consolidated statements of operations and comprehensive loss.

7. Related Party Transactions
Related Party Revenues
Total related party diagnostic testing revenues were $0.5 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively, and $1.1 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively. Related party revenues primarily include diagnostic testing revenues from a subsidiary of OPKO and the prices charged represent market rates.
Related Party Expenses
Total related party costs are included within cost of services and other operating expenses, net in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of services	$1,977	$1,649	$3,429	$2,464
Other operating expenses, net	874	1,052	1,848	2,799
Total related party costs	$2,851	$2,701	$5,277	$5,263
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
Expenses recognized pursuant to other service arrangements with ISMMS totaled $1.1 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively, and $2.5 million and $3.3 million for the six months ended June 30, 2024 and 2023, respectively. These amounts are included in either cost of services or other operating expenses, net on the condensed consolidated statements of operations and comprehensive loss depending on the particular activity to which the costs relate. Payables due to ISMMS for the other service arrangements were $0.5 million and $1.0 million at June 30, 2024 and December 31, 2023, respectively. These amounts are included within due to related parties on the Company’s condensed consolidated balance sheets.
Additionally, the Company incurred $5.1 million in purchases of diagnostic testing kits and materials and $1.8 million and $2.8 million was recorded in cost of services for the three and six months ended June 30, 2024, respectively, from an affiliate of a member of the Board of Directors who has served in the role since July 2021. The Company incurred $1.5 million in purchases and $0.7 million and $0.8 million was recorded in cost of services for the three and six months ended June 30, 2023, respectively.
The prices paid represent market rates. Payables due were $0.7 million and $0.4 million as of June 30, 2024 and December 31, 2023, respectively.
Legacy GeneDx and OPKO entered into a Transition Services Agreement dated as of April 29, 2022 (the “OPKO TSA”) pursuant to which OPKO had agreed to provide services, at cost, subject to certain limited exceptions, in order to facilitate the transactions contemplated by the Acquisition Merger Agreement, including human resources, information technology support, and finance and accounting. Services in connection with the OPKO TSA were fully completed in October 2023. The Company recognized $0.4 million and $1.2 million of expenses for the three and six months ended June 30, 2023, respectively, related to the agreement.

8. Long-Term Debt
At June 30, 2024, long-term debt matures as follows:

2024 (remainder of year)	$497
2025	1,211
2026	1,235
2027	1,260
2028	51,285
Thereafter	762
Total debt	56,250
Less: current portion of long-term debt	(1,100)
Less: long-term debt issuance costs	(2,990)
Total long-term debt, net of current portion and debt issuance costs	$52,160
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
On April 30, 2024, Perceptive provided the Company with a notice to exercise the Initial Warrant Shares at an aggregate exercise price of $2.5 million and instructed the Company to withhold a number of Initial Warrant Shares as payment for the aggregate exercise price. As a result, the Company issued 645,414 shares of its Class A common stock in satisfaction of the cashless exercise in respect of the Initial Warrant Shares. See Note 4, “Fair Value Measurements” included within this Quarterly Report for further information.

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
The outstanding loan balance from the 2022 Amended DECD Loan Agreement was $6.3 million at June 30, 2024.
9. Purchase Commitments and Contingencies
Purchase Commitments
The following sets forth purchase commitments with software and equipment providers as of June 30, 2024 with a remaining term of at least one year:

2024 (remainder of year)	$2,002
2025	7,945
2026	7,605
2027	4,556
2028	4,021
Total purchase commitments	$26,129
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
Except as described below, the Company was not a party to any material legal proceedings at June 30, 2024, nor is it a party to any material legal proceedings at the date of issuance of these condensed consolidated financial statements.
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
On February 7, 2023, a stockholder commenced a lawsuit in the Delaware Court of Chancery. The suit is brought as a class action on behalf of stockholders of CMLS who did not redeem their shares in connection with the Business Combination between CMLS and Legacy Sema4. The suit names as defendants all directors of CMLS at the time of the transaction, including certain directors who continue to serve on the Company’s Board of Directors, as well as CMLS Holdings LLC. The Company is not named as a defendant. The complaint alleges that the July 2, 2021 proxy statement mailed to CMLS stockholders in connection with the transaction contained false and misleading statements, and purports to assert a claim of breach of fiduciary duty against all individual defendants, and a similar claim against CMLS Holdings LLC and certain individuals for breach of fiduciary duty as control persons. The suit seeks to recover unspecified damages on behalf of the alleged class, among other relief. After defendants moved to dismiss the case, the plaintiff filed an amended complaint on July 6, 2023, revising certain allegations and adding third parties as defendants. The defendants answered the amended complaint on September 15, 2023. The Company is subject to certain claims for advancement and indemnification by the individual defendants in this proceeding.
During the second quarter of 2024, the parties reached an agreement in principle through mediation to resolve all claims for approximately $21 million. The agreement in principle is expected to be funded by the Company (based on its indemnification obligations) and available insurance of approximately $10 million. The parties are currently in the process of negotiating the formal stipulation of settlement, which must be approved by the Court in order to be finalized. There can be no assurance that the final stipulation of settlement will be executed, that the stipulation of settlement, if executed, will include the terms and conditions currently anticipated by the Company or that such stipulation of settlement will be approved by the Court. As of June 30, 2024, the Company reserved the aforementioned settlement and associated litigation costs of approximately $2.4 million in accounts payable and accrued expenses, and recorded insurance recoveries in prepaid expenses and other current assets on the condensed consolidated balance sheet.
On November 28, 2023, a stockholder filed a derivative suit, allegedly on behalf of the Company, based largely on the same allegations in the securities class action referenced above. The suit was filed in federal court in the District of Delaware, styled Ghazaleh v. Schadt, et al, 23-cv-01357 (D. Del.), and purports to assert claims against certain of the Company’s former and current officers and directors under Section 10(b) of the Exchange Act, and for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment and corporate waste. The Company is named only as a nominal defendant. The complaint seeks damages on the Company’s behalf, and seeks corporate governance and other relief. The parties have agreed to stay this suit in light of the securities class action referenced above, and hence no response to the complaint is currently due.
On June 25, 2024, a substantially similar stockholder derivative suit was filed in federal court in the District of Connecticut, styled Scinto v. Schadt, et al, 2:24-cv-01100 (D. Conn.). The suit, also purportedly brought on the Company’s behalf against certain of its former or current officers and directors, asserts claims for breach of fiduciary duty, unjust enrichment, corporate waste, and violations of Sections 10(b) and 14(a) of the Exchange Act. The Company is named only as a nominal defendant. The Complaint seeks damages on the Company’s behalf, as well as corporate governance reforms and other relief. The parties are discussing a stay of the case in light of the securities class action referenced above.
10. Stock-Based Compensation
Stock-based compensation expense is included within the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of services	$86	$251	$134	$(1,415)
Research and development	347	(675)	160	268
Selling and marketing	368	(143)	348	(80)
General and administrative	2,307	675	2,015	1,383
Total stock-based compensation expense[1,2]	$3,108	$108	$2,657	$156
1 The Company recorded an aggregate reversal of stock-based compensation of $0.1 million and $7.5 million during the three months ended June 30, 2024 and 2023, respectively, and $3.3 million and $15.6 million during the six months ended June 30, 2024 and 2023, respectively, due to forfeiture activities upon employee terminations.
2 Includes $78 thousand of expense related to the 2021 Employee Stock Purchase Plan during the three and six months ended June 30, 2024.

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
As of June 30, 2024, there was an aggregate of 1,748,523 shares available for grants of stock options or other awards under the 2021 Plan and Equity Inducement Plan.
Stock Options
The following table summarizes the stock option activity during the six months ended June 30, 2024:

	Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2023	497,976	$42.80
Exercised	(31,946)	$5.06
Forfeited/Expired	(88,219)	$63.45
Outstanding at June 30, 2024	377,811	$41.21
Options exercisable at June 30, 2024	307,061	$34.56
At June 30, 2024, unrecognized stock-based compensation cost related to the unvested portion of the Company’s stock options was $1.1 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 1.2 years.
Restricted Stock Units (RSUs)
The following table summarizes the time-based RSU activity during the six months ended June 30, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2023	1,507,877	$15.48
Granted	1,178,465	$11.17
Vested	(270,160)	$19.20
Forfeited	(236,255)	$18.63
Outstanding at June 30, 2024	2,179,927	$12.17
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
The 2021 ESPP became open for enrollment in April 2024. Under the 2021 ESPP, eligible employees may purchase shares of the Company’s Class A common stock at a discount through payroll deductions during each discrete six-month offering period. The purchase price under each discrete offering period is equal to 85% of the lesser of the fair market value of the Class A common stock on the first and last day of the offering period.
The first offering period will be completed on October 31, 2024. As such, the Company has not issued any shares under the 2021 ESPP during the three and six months ended June 30, 2024. A total of 596,604 shares of Class A common stock were reserved for future issuance under the 2021 ESPP as of June 30, 2024.
11. Income Taxes
Income tax benefit for the six months ended June 30, 2024 and 2023 was $0.3 million and $0.3 million, respectively. Income taxes for these periods are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events should they occur. The Company’s estimated annual effective tax rate was 0.48% and 0.33% for the six months ended June 30, 2024 and 2023, respectively.
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
12. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(29,173)	$(46,719)	$(49,412)	$(107,708)
Denominator:
Basic and diluted weighted-average common shares outstanding	26,617,955	25,418,358	26,340,063	22,754,948
Basic and diluted loss per share	$(1.10)	$(1.84)	$(1.88)	$(4.73)
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented as the effect would be anti-dilutive:

	June 30,
	2024	2023
Outstanding options and RSUs to purchase Class A common stock	2,557,738	2,597,876
Outstanding warrants	666,515	666,515
Outstanding earn-out shares	—	555,216
Outstanding earn-out RSUs	—	21,196
Outstanding 2021 ESPP shares	29,267	—
Total	3,253,520	3,840,803
13. Restructuring Costs
Total restructuring costs were $0.2 million and $1.6 million for the three months ended June 30, 2024 and 2023, respectively, and $1.1 million and $2.3 million for the six months ended June 30, 2024 and 2023, respectively. The table below provides certain information concerning restructuring activity during the six months ended June 30, 2024:

	Reserve Balance at December 31, 2023	Charged to Costs and Expenses	Payments and Other	Reserve Balance at June 30, 2024
Severance	$1,853	$1,091	$(2,217)	$727
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

14. Supplemental Financial Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets to the total of the same amounts shown on the condensed consolidated statements of cash flows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$56,076	$99,681
Restricted cash (included in other assets)	987	987
Total	$57,063	$100,668
Restricted cash as of June 30, 2024 and December 31, 2023 primarily consists of money market deposit accounts that secure an irrevocable standby letter of credit that serves as collateral for security deposit operating leases.
Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Prepaid expenses	$7,441	$8,640
Other current assets	11,351	1,958
Total	$18,792	$10,598
Accounts payable and accrued expenses consisted of the following:

	June 30, 2024	December 31, 2023
Accounts payable	$8,134	$10,238
Accrued purchases	7,293	12,154
Legal reserves	23,450	25
Reserves for refunds to insurance carriers and others	13,082	15,039
Total	$51,959	$37,456
Other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Accrued compensation	$8,156	$12,465
Accrued severance	727	1,853
Other	2,214	2,018
Total	$11,097	$16,336
Other liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Warrant liability	$660	$2,735
Third party payor reserve	12,000	12,000
Total	$12,660	$14,735
Capital Raise
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
The CODM evaluates segment performance based on revenue and adjusted gross profit.

	Three months ended June 30,
	2024			2023
	GeneDx	Legacy Sema4	Total	GeneDx	Legacy Sema4	Total
Revenue	$68,924	$1,590	$70,514	$45,226	$3,480	$48,706
Adjusted cost of services	26,523	145	26,668	28,452	—	28,452
Adjusted gross profit (1)	42,401	1,445	43,846	16,774	3,480	20,254

Reconciliations:
Depreciation and amortization	808	—	808	1,233	—	1,233
Stock-based compensation	86	—	86	251	—	251
Restructuring charges	—	—	—	13	—	13
Gross profit	$41,507	$1,445	$42,952	$15,277	$3,480	$18,757

	Six months ended June 30,
	2024			2023
	GeneDx	Legacy Sema4	Total	GeneDx	Legacy Sema4	Total
Revenue	$130,385	$2,551	$132,936	$85,919	$5,926	$91,845
Adjusted cost of services	50,622	145	50,767	55,278	2,080	57,358
Adjusted gross profit (1)	79,763	2,406	82,169	30,641	3,846	34,487

Reconciliations:
Depreciation and amortization	1,624	—	1,624	1,709	113	1,822
Stock-based compensation	134	—	134	556	(1,971)	(1,415)
Restructuring charges	48	—	48	56	31	87
Gross profit	$77,957	$2,406	$80,363	$28,320	$5,673	$33,993
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
Overview
We are a leading genomics company—one that sits at the intersection of diagnostics and data science, pairing decades of genomic expertise with an ability to interpret clinical data at scale. We are focused on delivering personalized and actionable health insights to inform diagnosis, direct treatment and improve drug discovery. We believe we are well-positioned to accelerate the use of genomics and leverage large-scale clinical data to enable precision medicine as the standard of care. Our focus is in pediatric and rare diseases, two areas in which we believe we have competitive advantage and can deliver on our vision today.
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
During the six months ended June 30, 2024, we resulted 112,926 tests, compared to the six months ended June 30, 2023, in which we resulted approximately 107,706 tests.
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
Comparison of the three months ended June 30, 2024 and 2023
The following table sets forth our results of operations for the periods presented:

	Three months ended June 30,
	2024	2023	$ Change	% Change
Revenue
Diagnostic test revenue	$69,439	$46,635	$22,804	49%
Other revenue	1,075	2,071	(996)	(48)%
Total revenue	70,514	48,706	21,808	45%
Cost of services	27,562	29,949	(2,387)	(8)%
Gross profit	42,952	18,757	24,195	129%
Gross margin	61%	39%
Research and development	10,902	17,138	(6,236)	(36)%
Selling and marketing	16,585	15,182	1,403	9%
General and administrative	25,170	37,341	(12,171)	(33)%
Other operating expenses, net	874	718	156	22%
Loss from operations	(10,579)	(51,622)	41,043	(80)%

Non-operating income (expenses), net
Change in fair value of warrants and earn-out contingent liabilities	(4,409)	3,547	(7,956)	(224)%
Interest expense, net	(894)	1,074	(1,968)	NM
Other expense, net	(13,481)	86	(13,567)	NM
Total non-operating income, net	(18,784)	4,707	(23,491)	(499)%
Loss before income taxes	(29,363)	(46,915)	17,552	(37)%
Income tax benefit	190	196	(6)	(3)%
Net loss	$(29,173)	$(46,719)	$17,546	(38)%
NM – Not Meaningful
Revenue
Total revenue increased by $21.8 million, or 45%, to $70.5 million for the three months ended June 30, 2024, from $48.7 million for the three months ended June 30, 2023.
Diagnostic test revenue increased by $22.8 million, or 49%, to $69.4 million for the three months ended June 30, 2024, from $46.6 million for the three months ended June 30, 2023. The increase primarily reflected an increase in Legacy GeneDx diagnostic testing revenues driven by a $22.0 million, or 77%, increase in whole exome and genome sequencing revenues resulting from a 52% increase in test volumes, partially coupled with higher whole exome and genome average reimbursement rates.
Other revenue decreased by $1.0 million, or 48%, to $1.1 million for the three months ended June 30, 2024, from $2.1 million for the three months ended June 30, 2023. The decrease reflected the milestone achievement of partnership revenues recognized in the second quarter of 2023, which did not recur in the second quarter of 2024.

Gross Profit
Gross profit increased by $24.2 million or 129%, to $43.0 million for the three months ended June 30, 2024, from $18.8 million for the three months ended June 30, 2023, driven by a combination favorable volume mix shift to higher margin whole exome and genome tests, improvement in exome average reimbursement rates and continued cost per test leverage.
Research and Development
Research and development expense decreased by $6.2 million, or 36%, to $10.9 million for the three months ended June 30, 2024, from $17.1 million for the three months ended June 30, 2023. The decrease was primarily attributable to a $1.0 million decrease in stock compensation expense resulting from forfeitures of unvested equity awards of terminated employees and a decrease in depreciation expense of $4.4 million related to the discontinued Legacy Sema4 business.
Selling and Marketing
Selling and marketing expense increased by $1.4 million, or 9%, to $16.6 million for the three months ended June 30, 2024, from $15.2 million for the three months ended June 30, 2023. The increase reflects our investment to support growth in our commercial team.
General and Administrative
General and administrative expense decreased by $12.2 million, or 33%, to $25.2 million for the three months ended June 30, 2024, from $37.3 million for the three months ended June 30, 2023. The decrease was primarily attributable to lower current expenses related to professional services, software and information technology related costs, insurance costs and personnel-related costs as a result of the discontinued Legacy Sema4 business.
Other Operating Expenses, Net
Other operating expenses, net were $0.9 million for the three months ended June 30, 2024 as compared with $0.7 million for the three months ended June 30, 2023. This increase reflected a gain recognized on the sale of certain assets sold as a result of an auction held during the second quarter of 2023. This was partially offset by decreased services costs following the expiration of the transition services agreement with OPKO in October 2023.
Non-Operating Income, Net
Non-operating income, net decreased by $23.5 million. The current quarter results primarily include legal reserves, net of insurance, of approximately $13.4 million and a non-cash charge of $5.1 million associated with the exercise of the Perceptive Warrant. The prior year quarter results included a non-cash gain of $3.3 million related to the Milestone Payment for the contingent liability and net interest income driven by higher cash balances driven by the capital raise in the first quarter of 2023.
See Note 4, “Fair Value Measurements” to our condensed consolidated financial statements for further information on the changes in fair value of our warrant and earn-out contingent liabilities. Also see Note 9, “Purchase Commitments and Contingencies” to our condensed consolidated financial statements for further information.

Comparison of the six months ended June 30, 2024 and 2023
The following table sets forth our results of operations for the periods presented:

	Six months ended June 30,
	2024	2023	$ Change	% Change
Revenue
Diagnostic test revenue	$130,543	$88,485	$42,058	48%
Other revenue	2,393	3,360	(967)	(29)%
Total revenue	132,936	91,845	41,091	45%
Cost of services	52,573	57,852	(5,279)	(9)%
Gross profit	80,363	33,993	46,370	136%
Gross margin	60%	37%
Research and development	22,469	31,730	(9,261)	(29)%
Selling and marketing	32,670	28,634	4,036	14%
General and administrative	47,615	81,030	(33,415)	(41)%
Impairment loss	—	2,120	(2,120)	NM
Other operating expenses, net	1,848	2,465	(617)	(25)%
Loss from operations	(24,239)	(111,986)	87,747	(78)%

Non-operating income (expenses), net
Change in fair value of warrants and earn-out contingent liabilities	(10,510)	94	(10,604)	NM
Interest expense, net	(1,491)	1,039	(2,530)	NM
Other expense, net	(13,444)	2,802	(16,246)	NM
Total non-operating income, net	(25,445)	3,935	(29,380)	(747)%
Loss before income taxes	(49,684)	(108,051)	58,367	(54)%
Income tax benefit	272	343	(71)	(21)%
Net loss	$(49,412)	$(107,708)	$58,296	(54)%
NM – Not Meaningful
Revenue
Total revenue increased by $41.1 million, or 45%, to $132.9 million for the six months ended June 30, 2024, from $91.8 million for the six months ended June 30, 2023.
Diagnostic test revenue increased by $42.1 million, or 48%, to $130.5 million for the six months ended June 30, 2024, from $88.5 million for the six months ended June 30, 2023. The increase primarily reflected an increase in Legacy GeneDx diagnostic testing revenues driven by a $43.5 million, or 85%, increase in whole exome and genome sequencing revenues resulting from a 68% increase in test volumes coupled with improved whole exome and genome average reimbursement, partially offset by lower revenues from the now discontinued Legacy Sema4 business.
Other revenue decreased by $1.0 million, or 29%, to $2.4 million for the six months ended June 30, 2024, from $3.4 million for the six months ended June 30, 2023. The decrease reflects the milestone achievement of partnership revenues recognized in the six months ended June 30, 2023, which did not recur in the six months ended June 30, 2024.
Gross Profit
Gross profit increased by $46.4 million for the six months ended June 30, 2024, driven by a combination of lower cost of services from the now discontinued Legacy Sema4 business and improved margins from Legacy GeneDx. The gross profit performance from Legacy GeneDx reflected favorable volume mix shift to higher margin whole exome and genome tests, partially offset by lower average cost per test associated with these tests.
Research and Development
Research and development expense decreased by $9.3 million, or 29%, to $22.5 million for the six months ended June 30, 2024, from $31.7 million for the six months ended June 30, 2023. The decrease was primarily attributable to lower current period compensation costs as a result of headcount reduction actions and a decrease in depreciation expense of $5.1 million related to the discontinued Legacy Sema4 business.
Selling and Marketing
Selling and marketing expense increased by $4.0 million, or 14%, to $32.7 million for the six months ended June 30, 2024, from $28.6 million for the six months ended June 30, 2023. The increase reflects our investment to support growth in our commercial team.
General and Administrative
General and administrative expense decreased by $33.4 million, or 41%, to $47.6 million for the six months ended June 30, 2024, from $81.0 million for the six months ended June 30, 2023. The decrease was attributable to lower current expenses related to professional services, software and information technology related costs, insurance costs, fixed asset depreciation and personnel-related costs as a result of the discontinued Legacy Sema4 business.
Impairment Loss
The non-cash charge of $2.1 million for the six months ended June 30, 2023 reflected the impairment of certain capital and right-of-use asset leases. See Note 6, “Property and Equipment, net” to our condensed consolidated financial statements for further information.
Other Operating Expenses, Net
Other operating expenses, net were $1.8 million for the six months ended June 30, 2024 as compared with $2.5 million for the six months ended June 30, 2023. The decrease in expense reflected decreased services costs following the expiration of the transition services agreement with OPKO in October 2023. This was partially offset by the impact of a gain recognized on the sale of certain assets sold as a result of an auction held during the six months ended June 30, 2023, which did not recur in the six months ended June 30, 2024.
Non-Operating Income, Net
Non-operating income, net, decreased by $29.4 million. The current period results primarily include legal reserves, net of insurance, of approximately $13.4 million, and non-cash charges of $5.1 million associated with the exercise of the Perceptive Warrant exercised and $5.4 million driven by the significant increase in fair value of our public and private placement warrants and Perceptive Warrant driven primarily by the increase in our share price as of June 30, 2024. See Note 4, “Fair Value Measurements” to our condensed consolidated financial statements for further information on the changes in fair value of our warrant and earn-out contingent liabilities. Also see Note 9, “Purchase Commitments and Contingencies” to our condensed consolidated financial statements for further information.
The prior year results included net interest income driven by higher cash balances driven by the capital raise in the first quarter of 2023 and the principal loan forgiveness of $2.8 million under the amendment to the DECD loan. See Note 8, “Long-Term Debt” to our condensed consolidated financial statements for further information.
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
The following is a reconciliation of gross profit to our adjusted gross profit and of our gross margin to adjusted gross margin for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$70,514	$48,706	$132,936	$91,845
Cost of services	27,562	29,949	52,573	57,852
Gross profit	$42,952	$18,757	$80,363	$33,993
Gross margin	60.9%	38.5%	60.5%	37.0%
Add:
Depreciation and amortization expense	$808	$1,233	$1,624	$1,822
Stock-based compensation expense	86	251	134	(1,415)
Restructuring costs (1)	—	13	48	87
Adjusted gross profit	$43,846	$20,254	$82,169	$34,487
Adjusted gross margin	62.2%	41.6%	61.8%	37.5%
(1)Represent costs incurred for restructuring activities, which include severance costs to impacted employees and third-party consulting costs incurred during the periods presented.
Adjusted Net Loss
Adjusted net loss is a non-GAAP financial measure that we define as net loss adjusted for depreciation and amortization, stock-based compensation expenses, impairment loss, restructuring costs, gain on sale of assets, other (income) expense, net, impairment loss, provision for excess and obsolete inventory associated with Legacy Sema4, gain on debt forgiveness and change in fair market value of warrant and earn-out contingent liabilities. We believe Adjusted net loss is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain factors that may vary from company to company for reasons unrelated to overall operating performance.

The following is a reconciliation of our net loss to Adjusted net loss for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(29,173)	$(46,719)	$(49,412)	$(107,708)
Depreciation and amortization expense	5,218	10,332	10,466	18,968
Stock-based compensation expense	3,108	108	2,657	156
Impairment loss (1)	—	—	—	2,120
Restructuring costs (2)	248	1,637	1,091	2,339
Change in fair value of financial liabilities (3)	4,409	(3,547)	10,510	(94)
Gain on sale of assets	—	(2,954)	—	(2,954)
Provision for excess and obsolete inventory associated with Legacy Sema4	—	2,620	—	2,620
Gain on debt forgiveness (4)	—	—	—	(2,750)
Other (5)	13,450	(3,324)	13,450	(4,360)
Adjusted net loss	$(2,740)	$(41,847)	$(11,238)	$(91,663)
(1)Represents the impairment of certain capital and right-of-use asset leases.
(2)Represent costs incurred for restructuring activities, which include severance and third-party consulting costs.
(3)Represents the change in fair value of the liabilities associated with our public warrants, private placement warrants, Perceptive Warrant and the earn-out shares.
(4)Represents principal loan forgiveness under the amendment to the DECD loan.
(5)For the three and six months ended June 30, 2024, represents reserves net of insurance for a certain litigation matter. See Note 9 “Purchase Commitments and Contingencies” to our condensed consolidated financial statements for further information.
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
We have an effective shelf registration statement that we filed with the SEC in August of 2022, registering $300 million shares of our Class A common stock and other securities. As of June 30, 2024, $150 million of securities remained available under this registration statement.
On April 29, 2024, we entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our Class A common stock with an aggregate offering price up to $75.0 million through TD Cowen, as sales agent, subject to the terms and conditions described in the Sales Agreement and SEC rules and regulations (our “ATM offering”). As of June 30, 2024, no sales of Class A common stock had been made pursuant to this Sales Agreement.
Material Cash Requirements for Known Contractual Obligations and Commitments
We anticipate fulfilling our contractual obligations and commitments with existing cash and cash equivalents and available-for-sale marketable securities, which amounted to $106.9 million at June 30, 2024, through additional capital raised to finance our operations, including pursuant to our ATM offering, or through an additional tranche of $25 million under the Perceptive credit facility, which is subject to certain conditions. See “Liquidity and Capital Resources” for further information.
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
Cash Flows

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	$(20,918)	$(109,061)
Net cash used in investing activities	(21,858)	(11,733)
Net cash (used in) provided by financing activities	(829)	140,046
Operating Activities
Net cash used in operating activities during the six months ended June 30, 2024 was $20.9 million, driven by lower cash expenditures associated with the current year period net loss as compared with the prior year period, which reflected improved gross margin profitability, as well as the realization of cost savings from exiting the Legacy Sema4 business and other cost reduction initiatives.
Net cash used in operating activities during the six months ended June 30, 2023 was $109.1 million, driven by higher cash expenditures associated with the prior year net loss, which reflected the costs associated with the exiting of the Legacy Sema4 business.
Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2024 was $21.9 million, which included purchases of marketable securities of $29.4 million, partially offset by $9.3 million in proceeds from the sales and maturities of marketable securities.
Net cash used in investing activities during the six months ended June 30, 2023 was $11.7 million, which was primarily attributable to the $12.1 million in consideration on escrow paid for the Legacy GeneDx Acquisition.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2024 was $0.8 million, which reflected finance lease payments.
Net cash provided by financing activities during the six months ended June 30, 2023 was $140.0 million, which was primarily driven by the $143.0 million net proceeds from our January 2023 underwritten public offering and concurrent registered direct offering, net of issuance costs, which was offset partially a payment of $2.0 million on the DECD loan and $1.2 million of finance lease payments.
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

Filer Status
Loss of Smaller Reporting Company Status
Because the market value of our shares of Class A common stock held by non-affiliates was between $250 million and $700 million as of June 30, 2024 and our revenue for the year ended December 31, 2023 was more than $100 million, we will continue to be deemed an accelerated filer under the Exchange Act as of December 31, 2024. However, we are no longer a “smaller reporting company” and will no longer be eligible to rely on the scaled disclosure exemptions available to smaller reporting companies starting with our first quarterly report on Form 10-Q in 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, available-for-sale marketable securities and restricted cash consists of bank deposits and money market funds, which totaled $107.8 million at June 30, 2024 and $131.1 million at December 31, 2023, respectively. Such interest-bearing instruments carry a degree of risk. However, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A 100-basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and restricted cash.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 because of the material weakness in internal control over financial reporting at December 31, 2023 that we previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023 had not been fully remediated at June 30, 2024.

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
While significant progress has been made to strengthen the design and operating effectiveness of our ITGCs, management has concluded that as of June 30, 2024, there was not a sufficient period of time available to sufficiently test nor conclude that enhanced internal controls were fully implemented and operating effectively. We will continue to monitor the effectiveness of ITGC remediation actions in connection with future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures. Assessment results will be used to validate the efficacy of our ITGC remediation efforts and identify any additional actions necessary to ensure ongoing design and operating effectiveness.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting, as discussed above.
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
Item 1A. Risk Factors
Except for as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” of our 2023 Form 10-K and in Part II, Item 1A “Risk Factors” of our Quarterly Report for the quarterly period ended March 31, 2024, filed with the SEC on April 29, 2024, which sections are incorporated by reference herein.
We no longer qualify as a “smaller reporting company” and as a result, we will no longer be able to avail ourselves of certain reduced reporting requirements applicable to smaller reporting companies starting with our first quarterly report in 2025.
We currently take advantage of certain of the scaled disclosures available to smaller reporting companies. However, based on the market value of our Class A common stock held by non-affiliates as of June 30, 2024, we will no longer be eligible to rely on the scaled disclosure exemptions available to smaller reporting companies starting with our quarterly report on Form 10-Q for the quarter ending March 31, 2025.
We expect that the loss of our “smaller reporting company” status and compliance with additional requirements will increase our legal and financial compliance costs. Any failure to comply with additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.
Changes in FDA enforcement discretion for laboratory developed tests (“LDTs”) could subject our operations to much more significant regulatory requirements.
We currently offer an LDT version of certain tests. Historically, the FDA has exercised a policy of enforcement discretion with respect to most LDTs, whereby the FDA did not actively enforce its medical device regulatory requirements for such tests. However, at various points in recent years, FDA has indicated that it intends to end enforcement discretion for many tests offered as LDTs, and to require such tests to comply with certain FDA regulatory requirements. The FDA Commissioner and the Director of the Center for Devices and Radiological Health (“CDRH”) have expressed significant concerns regarding performance disparities between some LDTs and in vitro diagnostics that have been reviewed, cleared, authorized or approved by the FDA.
Most recently, on April 29, 2024, the FDA published a final rule on LDTs, in which FDA outlines its plans to end enforcement discretion for many LDTs in five stages over a four-year period. In Phase 1 (effective May 6, 2025), clinical laboratories would be required to comply with medical device (adverse event) reporting, correction/removal reporting, and certain quality systems complaint handling requirements. In Phase 2 (effective May 6, 2026), clinical laboratories would be required to comply with all other device requirements (e.g., registration/listing, labeling, investigational use), except for remaining quality systems requirements and premarket review. In Phase 3 (effective May 6, 2027), clinical laboratories would be required to comply with all remaining applicable quality systems requirements. In Phase 4 (effective November 6, 2027), clinical laboratories would be required to comply with premarket submission requirements for high-risk tests (i.e., tests subject to premarket approval (PMA) requirement). Finally, in Phase 5 (effective May 6, 2028), clinical laboratories would be required comply with premarket submission requirements for moderate- and low-risk tests (i.e., tests subject to de novo or 510(k) requirement). The final rule potentially extends enforcement discretion for certain tests – e.g., LDTs approved by the New York State Department of Health, and LDTs first marketed prior to May 6, 2024 which are not modified or are modified in certain limited ways – from certain FDA regulatory requirements, provided certain important limitations have been met. We are actively reviewing the final rule to evaluate its applicability to our operations, and the extent to which we may be required to modify our operations to comply with its requirements.
On May 29, 2024, the American Clinical Laboratory Association filed a lawsuit challenging the FDA’s authority to regulate LDTs as medical devices under the Federal Food, Drug, and Cosmetic Act. The outcome of this lawsuit is uncertain at this time.
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
Item 5. Other Information
Rule 10b5-1 Plan Adoptions and Modifications
None.
Supplemental Disclosure to our Annual Report on Form 10-K for the year ended December 31, 2023

The following updates Part I, Item 1. “Business—Government Regulation—Information Blocking Prohibition” in our 2023 Form 10-K and in Part II, Item 5 “Supplemental Disclosure to our Annual Report on Form 10-K for the year ended December 31, 2023” of our Quarterly Report for the quarterly period ended March 31, 2024, filed with the SEC on April 29, 2024:

On May 1, 2020, the Office of the National Coordinator for Health Information Technology promulgated final regulations under the authority of the 21st Century Cures Act to impose new conditions to obtain and maintain certification of certified health information technology and prohibit certain covered actors, including developers of certified health information technology, health information networks/health information exchanges, and health care providers, from engaging in activities that are likely to interfere with the access, exchange, or use of electronic health information (information blocking). The final regulations further defined exceptions for activities that are permissible, even though they may have the effect of interfering with the access, exchange, or use of electronic health information. The information blocking regulations compliance date was April 5, 2021 and the HHS subsequently issues a final rule called the HTI-1 Rule that, among other things, revised the information blocking regulations, effective March 11, 2024. HHS recently released a proposed rule call the HTI-2 Proposed Rule that, among other things, will further revise the information blocking regulations, if finalized. Under the 21st Century Cures Act, health care providers that violate the information blocking prohibition will be subject to appropriate disincentives. On July 1, 2024, the HHS published in the Federal Register a final rule to establish such disincentives, effective July 31, 2024. Developers of certified information technology and health information networks/health information exchanges, however, may be subject to civil monetary penalties of up to $1 million per violation (adjusted for inflation). The HHS Office of Inspector General has the authority to impose such penalties and on July 3, 2023, published a final rule in the Federal Register codifying new authority in regulation, which became effective September 1, 2023.

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

GENEDX HOLDINGS CORP.

Date:	July 30, 2024		/s/ Katherine Stueland
		Name:	Katherine Stueland
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date:	July 30, 2024		/s/ Kevin Feeley
		Name:	Kevin Feeley
		Title:	Chief Financial Officer (Principal Financial Officer)