Form 10-Q
period 2024-09-30
GeneDx Holdings Corp.
filed 2024-10-29
CIK 1818331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 27,471,397 shares of Class A common stock, par value $0.0001, outstanding at October 22, 2024.

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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements
GeneDx Holdings Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$57,894	$99,681
Marketable securities	58,566	30,467
Accounts receivable	38,220	32,371
Due from related parties	260	445
Inventory, net	10,770	8,777
Prepaid expenses and other current assets	20,300	10,598
Total current assets	186,010	182,339
Operating lease right-of-use assets	24,936	26,900
Property and equipment, net	31,452	32,479
Intangible assets, net	162,106	172,625
Other assets	4,336	4,413
Total assets	$408,840	$418,756
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$56,416	$37,456
Due to related parties	727	1,379
Short-term lease liabilities	3,698	3,647
Other current liabilities	16,501	16,336
Total current liabilities	77,342	58,818
Long-term debt, net of current portion	52,034	52,688
Long-term lease liabilities	60,369	62,938
Other liabilities	13,540	14,735
Deferred taxes	1,054	1,560
Total liabilities	204,339	190,739
Purchase commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.0001 par value: 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value: 1,000,000,000 shares authorized, 27,433,803 and 25,978,863 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	1,561,493	1,527,778
Accumulated deficit	(1,357,912)	(1,300,188)
Accumulated other comprehensive income	918	425
Total stockholders’ equity	204,501	228,017
Total liabilities and stockholders’ equity	$408,840	$418,756
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue
Diagnostic test revenue	$77,418	$51,955	$207,961	$140,440
Other revenue	(544)	1,348	1,849	4,708
Total revenue	76,874	53,303	209,810	145,148
Cost of services	29,045	28,044	81,618	85,896
Gross profit	47,829	25,259	128,192	59,252
Research and development	11,665	14,288	34,134	46,018
Selling and marketing	17,025	16,763	49,695	45,397
General and administrative	26,145	26,099	73,760	107,129
Impairment loss	—	8,282	—	10,402
Other operating expenses, net	774	2,794	2,622	5,259
Loss from operations	(7,780)	(42,967)	(32,019)	(154,953)

Non-operating income (expenses), net
Change in fair value of warrants and earn-out contingent liabilities	(880)	590	(11,390)	684
Interest (expense) income, net	(843)	1,053	(2,334)	2,092
Other income (expense), net	1,144	(1,134)	(12,300)	1,668
Total non-operating income (expense), net	(579)	509	(26,024)	4,444
Loss before income taxes	(8,359)	(42,458)	(58,043)	(150,509)
Income tax benefit	47	172	319	515
Net loss	$(8,312)	$(42,286)	$(57,724)	$(149,994)

Other comprehensive loss, net of tax
Unrealized gain related to available for sale securities, net	459	—	493	—
Comprehensive loss	$(7,853)	$(42,286)	$(57,231)	$(149,994)

Weighted average shares outstanding of Class A common stock	27,095,986	25,788,747	26,593,877	23,777,327
Basic and diluted net loss per share, Class A common stock	$(0.31)	$(1.64)	$(2.17)	$(6.31)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share amounts)

	Three months ended September 30, 2024
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at June 30, 2024	26,926,383	$2	$1,543,182	$(1,349,600)	$459	$194,043
Net loss	—	—	—	$(8,312)	—	(8,312)
Common stock issued pursuant to stock option exercises	11,434	—	86	—	—	86
Stock-based compensation expense	—	—	3,636	—	—	3,636
Other comprehensive income, net of tax	—	—	—	—	459	459
Vested restricted stock units converted to common stock	77,333	—	—	—	—	—
Issuance of common stock in ATM offering, net of issuance costs	418,653	—	14,589	—	—	14,589
Balance at September 30, 2024	27,433,803	$2	$1,561,493	$(1,357,912)	$918	$204,501

	Nine months ended September 30, 2024
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2023	25,978,863	$2	$1,527,778	$(1,300,188)	$425	$228,017
Net loss	—	—	—	(57,724)	—	(57,724)
Common stock issued pursuant to stock option exercises	43,380	—	247	—	—	247
Common stock issued pursuant to Perceptive warrant exercise	645,414	—	12,586	—	—	12,586
Stock-based compensation expense	—	—	6,293	—	—	6,293
Other comprehensive income, net of tax	—	—	—	—	493	493
Vested restricted stock units converted to common stock	347,493	—	—	—	—	—
Issuance of common stock in ATM offering, net of issuance costs	418,653	—	14,589	—	—	14,589
Balance at September 30, 2024	27,433,803	$2	$1,561,493	$(1,357,912)	$918	$204,501

	Three months ended September 30, 2023
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at June 30, 2023	25,761,147	$2	$1,528,240	$(1,232,129)	$—	$296,113
Net loss	—	—	—	(42,286)	—	(42,286)
Stock-based compensation expense	—	—	431	—	—	431
Vested restricted stock units converted to common stock	114,242	—	—	—	—	—
Balance at September 30, 2023	25,875,389	$2	$1,528,671	$(1,274,415)	$—	$254,258

	Nine months ended September 30, 2023
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2022	11,773,065	$1	$1,378,125	$(1,124,421)	$—	253,705
Net loss	—	—	—	(149,994)	—	(149,994)
Common stock issued pursuant to stock option exercises	50,444	—	266	—	—	266
Stock-based compensation expense	—	—	586	—	—	586
Vested restricted stock units converted to common stock	328,197	—	—	—	—	—
Issuance of common stock in registered direct offering, net of issuance costs	676,868	—	7,564	—	—	7,564
Issuance of common stock for first Milestone Payment	701,460	—	6,692	—	—	6,692
Fractional shares issued upon reverse stock split	29,603	—	—	—	—	—
Issuance of common stock in underwritten public offering, net of issuance costs	12,315,752	1	135,438	—	—	135,439
Balance at September 30, 2023	25,875,389	$2	$1,528,671	$(1,274,415)	$—	$254,258
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,
	2024	2023
Operating activities
Net loss	$(57,724)	$(149,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	16,395	27,640
Stock-based compensation expense	6,293	586
Change in fair value of warrants and contingent liabilities	11,390	(684)
Deferred tax benefit	(319)	(515)
Provision for excess and obsolete inventory	137	3,634
Legal reserves	12,123	—
Change in third party payor reserves	737	(6,848)
Gain on sale of assets	—	(2,954)
Gain on debt forgiveness	—	(2,750)
Impairment loss	—	10,402
Other	2,639	1,071
Change in operating assets and liabilities:
Accounts receivable	(5,850)	10,726
Inventory	(2,131)	682
Accounts payable and accrued expenses	(7,807)	(39,913)
Other assets and liabilities	(1,196)	(1,372)
Net cash used in operating activities	(25,313)	(150,289)
Investing activities
Consideration on escrow paid for Legacy GeneDx acquisition	—	(12,144)
Purchases of property and equipment	(2,441)	(2,874)
Proceeds from sales of assets	—	3,887
Purchases of marketable securities	(52,725)	(43,935)
Proceeds from sales of marketable securities	598	—
Proceeds from maturities of marketable securities	24,955	16,665
Development of internal-use software assets	—	(461)
Net cash used in investing activities	(29,613)	(38,862)
Financing activities
Proceeds from offerings, net of issuance costs	14,589	143,002
Exercise of stock options	247	266
Long-term debt principal payments	(198)	(2,000)
Finance lease payoff and principal payments	(1,499)	(2,133)
Net cash provided by financing activities	13,139	139,135
Net decrease in cash, cash equivalents and restricted cash	(41,787)	(50,016)
Cash, cash equivalents and restricted cash, at beginning of period	100,668	138,303
Cash, cash equivalents and restricted cash, at end of period	$58,881	$88,287

Supplemental disclosures of cash flow information
Cash paid for interest	$6,068	$1,116
Cash paid for taxes	$910	$1,178
Stock consideration paid for purchase of business	$—	$6,692
Stock consideration paid pursuant to exercise of Perceptive warrant	$12,586	$—
Purchases of property and equipment in accounts payable and accrued expenses	$2,612	$1,220
Assets acquired under capital leases obligations	$689	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Description of Business
GeneDx Holdings Corp., through its subsidiary GeneDx, LLC, is a leading genomics company—one that sits at the intersection of diagnostics and data science, pairing decades of genomic expertise with an ability to interpret clinical data at scale. The Company is focused on delivering personalized and actionable health insights to inform diagnosis, direct treatment and improve drug discovery. The Company believes it is well-positioned to accelerate the use of genomics and leverage large-scale clinical data to enable precision medicine as the standard of care. With a focus in pediatric and rare diseases today, the Company believes it has a competitive advantage in these two areas and can deliver on its vision. GeneDx, LLC serves healthcare professionals who work with their patients, bills third-party payors across the United States and offers solutions across the biopharma drug development pipeline.

Unless otherwise stated herein or unless the context otherwise requires, references in these notes to:
•“GeneDx Holdings” refers to GeneDx Holdings Corp., a Delaware corporation (f/k/a Sema4 Holdings Corp.);
•“Legacy GeneDx” refers to GeneDx, LLC, a Delaware limited liability company (formerly, GeneDx, Inc., a New Jersey corporation), which we acquired on April 29, 2022 (the “Acquisition”);
•“Legacy Sema4” refers to Mount Sinai Genomics, Inc. d/b/a Sema4, a Delaware corporation, which consummated the business combination with CM Life Sciences, Inc. (“CMLS”) on July 22, 2021 (the “Business Combination”); and
•“we,” “us” and “our,” the “Company” and “GeneDx” refer, as the context requires, to:
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
Emerging Growth Company
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. In addition, the Company was previously a “smaller reporting company”, as defined in Item 10(f)(1) of the SEC’s Regulation S-K and currently takes advantage of certain of the scaled disclosures available to smaller reporting companies. As such, the Company is eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including reduced reporting, including the reporting of two fiscal years of financial statements, not being required to provide an auditor attestation of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, and extended transition periods to comply with new or revised accounting standards for public business entities. The Company has elected to avail itself of this exemption and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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
Concentration of Credit Risk and Other Risks and Uncertainties
The Company assesses both the self-pay patient and, if applicable, the third-party payor that reimburses the Company on the patient’s behalf when evaluating concentration of credit risk. Significant patients and payors are those that represent more than 10% of the Company’s total revenues for the period or accounts receivable balance at each respective balance sheet date. The significant concentrations of accounts receivable as of September 30, 2024 and December 31, 2023 were primarily from large managed care insurance companies, institutional billed accounts, and data arrangements. The Company does not require collateral as a means to mitigate customer credit risk.
For each significant payor, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three months ended September 30,		Nine months ended September 30,		September 30,	December 31,
	2024	2023	2024	2023	2024	2023
Payor A (1)	21%	22%	20%	17%	11%	*
Payor B	37%	26%	32%	26%	11%	10%
* Less than 10%
(1)This payor group includes multiple individual plans and the Company calculates and presents the aggregated value from all plans, which is consistent with the Company’s portfolio approach used in accounting for diagnostic test revenue.
The Company is subject to a concentration of risk from a limited number of suppliers for certain reagents and laboratory supplies. One supplier accounted for approximately 9% and 4% of purchases for the three months ended September 30, 2024 and 2023, respectively, and 11% for each of the nine months ended September 30, 2024 and 2023. A second supplier accounted for approximately 11% and 8% of purchases for the three months ended September 30, 2024 and 2023, respectively, and 10% for each of the nine months ended September 30, 2024 and 2023. This risk is managed by maintaining a target quantity of surplus stock. Alternative suppliers are available for some or all of these reagents and supplies.
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
3. Revenue Recognition
Disaggregated Revenue
The following table summarizes the Company’s disaggregated revenue by payor category:

	Three months ended September 30,
	2024			2023
	GeneDx	Legacy Sema4	Consolidated	GeneDx	Legacy Sema4	Consolidated
Diagnostic test revenue:
Patients with third-party insurance	$59,291	$252	$59,543	$32,825	$2,950	$35,775
Institutional customers	17,415	—	17,415	15,720	—	15,720
Self-pay patients	460	—	460	457	3	460
Total diagnostic test revenue	77,166	252	77,418	49,002	2,953	51,955
Other revenue	(544)	—	(544)	1,348	—	1,348
Total	$76,622	$252	$76,874	$50,350	$2,953	$53,303

	Nine months ended September 30,
	2024			2023
	GeneDx	Legacy Sema4	Consolidated	GeneDx	Legacy Sema4	Consolidated
Diagnostic test revenue:
Patients with third-party insurance	$152,631	$2,803	$155,434	$82,801	$8,876	$91,677
Institutional customers	50,784	—	50,784	47,528	—	47,528
Self-pay patients	1,743	—	1,743	1,232	3	1,235
Total diagnostic test revenue	205,158	2,803	207,961	131,561	8,879	140,440
Other revenue	1,849	—	1,849	4,708	—	4,708
Total	$207,007	$2,803	$209,810	$136,269	$8,879	$145,148
Reassessment of Variable Consideration
Subsequent changes to the estimate of the transaction price, determined on a portfolio basis when applicable, are generally recorded as adjustments to revenue in the period of the change. The Company updates estimated variable consideration quarterly.
For the three months ended September 30, 2024 and 2023, the total change in estimate resulted in a net increase to revenue of $6.3 million and $3.0 million, respectively, resulting from changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and potential and actual settlements with third party payors. The change in estimate also included an increase in revenue related to a partial release of a previously established payor reserve, as further disclosed in the “Certain Payor Matters” section below. The quarterly change in estimate did not result in material adjustments to the Company’s previously reported revenue or accounts receivable amounts.
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
On December 30, 2022, the Company entered into a settlement agreement with one of its third-party payors (the “Payor”) in order to settle the claims related to coverage and billing matters allegedly resulting in the overpayments by the Payor to Legacy Sema4 (the “Disputed Claims”). Under the settlement agreement, $42.0 million is to be paid by the Company to the Payor in a series of payments each year through June 30, 2026. As of September 30, 2024, $22.0 million in scheduled payments under the agreement remain with $10.0 million due December 2024, $10.0 million in December 2025 and $2.0 million in 2026. In consideration for these payments, the Payor provided releases of the Disputed Claims, effective March 31, 2023.
As a result of this matter, and in connection with a review of certain billing policies and procedures undertaken by management, the Company considered the need to establish reserves for potential recoupments of payments previously made by third-party payors. As of September 30, 2024 and December 31, 2023, $24.7 million and $27.0 million of liabilities were recorded in accounts payable and accrued expenses and other liabilities, respectively. The Company uses estimates, judgments, and assumptions to assess whether it is probable that a significant reversal in the amount of cumulative revenue may occur in future periods, based upon information presently available. These estimates are subject to change. In addition, as discussed above, the Company has made certain adjustments to its estimated variable consideration as result of this matter and other potential settlements with payors.
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
The cost recognized was $0.3 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $1.0 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively. These costs are recorded in the cost of services in the condensed consolidated statements of operations and comprehensive loss.
4. Fair Value Measurements
The following tables set forth the fair value of financial instruments that were measured at fair value on a recurring basis:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$17,906	$17,906	$—	$—
U.S. treasury bonds	32,912	—	32,912	—
Corporate and municipal bonds	25,413	—	25,413	—
Total financial assets	$76,231	$17,906	$58,325	$—

Financial Liabilities:
Public warrant liability	$1,057	$1,057	$—	$—
Private warrant liability	483	—	483	—
Total financial liabilities	$1,540	$1,057	$483	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$92,702	$92,702	$—	$—
U.S. treasury bonds	6,128	—	6,128	—
Corporate and municipal bonds	24,098	—	24,098	—
Total financial assets	$122,928	$92,702	$30,226	$—

Financial Liabilities:
Public warrant liability	$149	$149	$—	$—
Private warrant liability	71	—	71	—
Perceptive warrant liability	2,515	—	—	2,515
Total financial liabilities	$2,735	$149	$71	$2,515
There were no transfers between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2024 or 2023.
The Company’s marketable securities presented in the condensed consolidated balance sheet as of September 30, 2024 have maturity dates ranging from 2024 through 2027 and are classified as current assets as these investments are intended to be readily available to fund current operations. The differences between the fair value and amortized cost basis of each security are the unrealized gains or losses recorded in accumulated other comprehensive income. As of September 30, 2024, the amortized cost for maturities less than one year and greater than one year were $40.5 million and $16.9 million, respectively.
Public and Private Warrants
As of the consummation of the merger in July 2021 in connection with the Business Combination, there were 666,516 warrants to purchase shares of Class A common stock outstanding, including 447,223 public warrants and 219,293 private placement warrants. As of September 30, 2024, there were 666,515 warrants to purchase shares of Class A common stock outstanding, including 457,323 public warrants and 209,192 private placement warrants outstanding. Each warrant expires five years after the Business Combination or earlier upon redemption or liquidation, and entitles the holder to purchase one share of Class A common stock at an exercise price of $379.50 per share, subject to adjustment, at any time commencing on September 4, 2021.
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
•if, and only if, the closing price of the Class A common stock equals or exceeds $330.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
•if the closing price of the Class A common stock for any 20 trading days within a 30-trading day period ending three trading days before the Company sends notice of redemption to the warrant holders is less than $594.00 per share (as adjusted), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.
The private placement warrants were issued to CMLS Holdings, LLC, Mr. Munib Islam, Dr. Emily Leproust and Mr. Nat Turner, and are identical to the public warrants underlying the units sold in the initial public offering, except that (1) the private placement warrants and the Class A common stock issuable upon the exercise of the private placement warrants would not be transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions, (2) the private placement warrants are exercisable on a cashless basis, (3) the private placement warrants are non-redeemable (except as described above, upon a redemption of warrants when the price per share of Class A common stock equals or exceeds $330.00) so long as they are held by the initial purchasers or their permitted transferees, and (4) the holders of the private placement warrants and the Class A common stock issuable upon the exercise of the private placement warrants have certain registration rights. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.
For the three and nine months ended September 30, 2024, a loss of $0.9 million and loss of $1.3 million, respectively, was recorded within the change in fair value of warrants and earn-out contingent liabilities in the condensed consolidated statements of operations and comprehensive loss. The change in fair value of the warrants for the three and nine months ended September 30, 2023 was a loss of $0.4 million and $0.2 million, respectively.
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
For the nine months ended September 30, 2024, a loss of $10.1 million was recorded within the change in fair value of warrants and earn-out contingent liabilities in the condensed consolidated statements of operations and comprehensive loss based on re-measurement performed through the Exercise Date.
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
During the three and nine months ended September 30, 2023, a gain of $1.0 million and $0.9 million, respectively, was recorded within the change in fair market value of warrant and earn-out contingent liabilities in the condensed consolidated statements of operations and comprehensive loss.
Connecticut Department of Economic and Community Development Funding Commitment
The Company’s loan from the Connecticut Department of Economic and Community Development (“DECD”) is classified within Level 2 of the fair value hierarchy. The loan was recorded at its carrying value of $6.1 million as of September 30, 2024 and December 31, 2023, with $1.2 million recorded in other current liabilities on the condensed consolidated balance sheets at September 30, 2024. The fair value of the loan as of September 30, 2024 was $5.0 million, which is estimated based on discounted cash flows using the yields of similar debt instruments of other companies with similar credit profiles.

5. Property and Equipment, net
Property and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023
Capitalized software	$32,171	$32,171
Laboratory equipment	14,853	15,538
Leasehold improvements	14,639	14,614
Computer equipment	6,307	5,819
Building under finance lease	4,530	4,529
Equipment under finance leases	3,293	2,604
Furniture, fixtures and other equipment	550	550
Construction in-progress	5,683	3,106
Total property and equipment	82,026	78,931
Less: accumulated depreciation and amortization	(50,574)	(46,452)
Property and equipment, net	$31,452	$32,479
For the three months ended September 30, 2024 and 2023, depreciation and amortization expense was $2.4 million and $5.2 million, respectively. For the nine months ended September 30, 2024 and 2023, depreciation and amortization expense was $5.9 million and $17.1 million, respectively.
For the three and nine months ended September 30, 2024, the Company recorded a $0.6 million charge to accelerate the depreciation, net of trade-in credits, for certain lab equipment that was sold during the period as a trade-in associated with the purchase of new lab equipment.
For the nine months ended September 30, 2023, the Company recorded a $3.4 million charge to accelerate the amortization for certain capitalized software projects associated with Legacy Sema4 that are not expected to be utilized, and also recorded a $3.0 million gain on sale of assets during the period associated with the closure of Legacy Sema4 facilities. For the three and nine months ended September 30, 2023, the Company recorded a $8.3 million and $9.9 million non-cash impairment charge, respectively, on the condensed consolidated statements of operations and comprehensive loss (of which $4.8 million and $5.6 million, respectively, was allocated to the right-of-use asset associated with the sublease), which was driven by indicators of impairment related to a sublease agreement.
Depreciation and amortization expense is included within the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of services	$1,495	$1,613	$3,119	$3,435
Research and development	222	283	629	5,791
Selling and marketing	—	—	—	2
General and administrative	705	3,270	2,128	7,894
Total depreciation and amortization expenses	$2,422	$5,166	$5,876	$17,122
6. Intangible Assets
The following table reflects, as of September 30, 2024, the carrying values and remaining useful lives of acquired intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period (in years)
Tradenames and trademarks	$50,000	$7,552	$42,448	13.6
Developed technology	48,000	14,500	33,500	5.6
Customer relationships	98,000	11,842	86,158	17.6
	$196,000	$33,894	$162,106

Amortization expense for tradenames and trademarks and developed technology of $2.3 million and $2.3 million was recorded in general and administrative for the three months ended September 30, 2024 and 2023, respectively, and $6.8 million and $6.8 million for the nine months ended September 30, 2024 and 2023, respectively, within the condensed consolidated statements of operations and comprehensive loss. Amortization expense for customer relationships of $1.2 million and $1.2 million was recorded in selling and marketing for the three months ended September 30, 2024 and 2023, respectively, and $3.7 million and $3.7 million for the nine months ended September 30, 2024 and 2023, respectively, within the condensed consolidated statements of operations and comprehensive loss.
7. Related Party Transactions
Related Party Revenues
Total related party diagnostic testing revenues were $0.4 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and $1.5 million and $2.5 million for the nine months ended September 30, 2024 and 2023, respectively. Related party revenues primarily include diagnostic testing revenues from a subsidiary of OPKO and the prices charged represent market rates.
Related Party Expenses
Total related party costs are included within cost of services and other operating expenses, net in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of services	$2,839	$1,305	$6,268	$3,769
Other operating expenses, net	774	1,782	2,622	4,581
Total related party costs	$3,613	$3,087	$8,890	$8,350
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
Expenses recognized pursuant to other service arrangements with ISMMS totaled $1.1 million and $2.1 million for the three months ended September 30, 2024 and 2023, respectively, and $3.6 million and $5.4 million for the nine months ended September 30, 2024 and 2023, respectively. These amounts are included in either cost of services or other operating expenses, net on the condensed consolidated statements of operations and comprehensive loss depending on the particular activity to which the costs relate. Payables due to ISMMS for the other service arrangements were $0.3 million and $3.8 million at September 30, 2024 and December 31, 2023, respectively. These amounts are included within due to related parties on the Company’s condensed consolidated balance sheets.
Additionally, the Company incurred $7.5 million in purchases of diagnostic testing kits and materials and $2.4 million and $5.2 million was recorded in cost of services for the three and nine months ended September 30, 2024, respectively, from an affiliate of a member of the Board of Directors who has served in the role since July 2021. The Company incurred $2.2 million in purchases and $0.6 million and $1.4 million was recorded in cost of services for the three and nine months ended September 30, 2023, respectively.
The prices paid represent market rates. Payables due were $0.5 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively.
Legacy GeneDx and OPKO entered into a Transition Services Agreement dated as of April 29, 2022 (the “OPKO TSA”) pursuant to which OPKO had agreed to provide services, at cost, subject to certain limited exceptions, in order to facilitate the transactions contemplated by the Acquisition Merger Agreement, including human resources, information technology support, and finance and accounting. Services in connection with the OPKO TSA were fully completed in October 2023. The Company recognized $0.3 million and $1.1 million of expenses for the three and nine months ended September 30, 2023, respectively, related to the agreement.

8. Long-Term Debt
At September 30, 2024, long-term debt matures as follows:

2024 (remainder of year)	$299
2025	1,211
2026	1,235
2027	1,260
2028	51,285
Thereafter	762
Total debt	56,052
Less: current portion of long-term debt	(1,205)
Less: long-term debt issuance costs	(2,813)
Total long-term debt, net of current portion and debt issuance costs	$52,034
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
In January 2023, the Company amended the DECD Loan Agreement, which resulted in the Company agreeing to pay $2.0 million in principal, obtaining $2.8 million in debt forgiveness for achieving its Phase 2 job milestone, and agreeing to two new forgiveness milestone targets for its Phase 3 job milestone (eligible for $2.0 million in forgiveness) and a final phase job milestone (eligible for $1.0 million in forgiveness) (the “2022 Amended DECD Loan Agreement”). Upon execution of this amendment, the Company paid the $2.0 million in principal and received $2.8 million in debt forgiveness, and the Company recognized the debt forgiveness as other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2023. The terms of the 2022 Amended DECD Loan Agreement required the Company to make interest-only payments through July 2024 and requires the Company to make principal and interest payments commencing in August 2024 through July 2029 at the same fixed annual interest rate of 2.0%. The other terms of the 2022 Amended DECD Loan Agreement remained the same.
Commencing in August 2024, the Company made principal payments totaling $0.2 million during the three months ended September 30, 2024. The outstanding loan balance from the 2022 Amended DECD Loan Agreement was $6.1 million as of September 30, 2024.
9. Purchase Commitments and Contingencies
Purchase Commitments
The following sets forth purchase commitments with software and equipment providers as of September 30, 2024 with a remaining term of at least one year:

2024 (remainder of year)	$1,363
2025	8,844
2026	8,719
2027	4,556
2028	4,021
Total purchase commitments	$27,503
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
Except as described below, the Company was not a party to any material legal proceedings at September 30, 2024, nor is it a party to any material legal proceedings at the date of issuance of these condensed consolidated financial statements.
On September 7, 2022, a shareholder class action lawsuit was filed in the United States District Court for the District of Connecticut, styled Helo v. Sema4 Holdings Corp., et al, 22-cv-1131 (D. Conn.) against the Company and certain of the Company’s current and former officers. Following the appointment of a lead plaintiff, an amended complaint was filed on January 30, 2023. The defendants moved to dismiss the amended complaint on August 21, 2023, and that motion was granted on July 31,

2024. A second amended complaint was filed on September 13, 2024. As amended, the complaint purports to bring suit on behalf of the stockholders who purchased the Company’s publicly traded securities between January 18, 2022 and August 15, 2022. The second amended complaint purports to allege that the defendants made false and misleading statements about the Company’s business, operations, and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and seeks unspecified compensatory damages, fees, and costs. The Company believes the allegations and claims are without merit.
On November 28, 2023, a stockholder filed a derivative suit, allegedly on behalf of the Company, based largely on the same allegations in the securities class action referenced above. The suit was filed in federal court in the District of Delaware, styled Ghazaleh v. Schadt, et al, 23-cv-01357 (D. Del.), and purports to assert claims against certain of the Company’s former and current officers and directors under Section 10(b) of the Exchange Act, and for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment and corporate waste. The Company is named only as a nominal defendant. The complaint seeks damages on the Company’s behalf, and seeks corporate governance and other relief. On March 11, 2024, the Court issued an order staying this suit pending resolution of the Helo class action referenced above.
On June 25, 2024, a substantially similar stockholder derivative suit was filed in federal court in the District of Connecticut, styled Scinto v. Schadt, et al, 2:24-cv-01100 (D. Conn.). The suit, also purportedly brought on the Company’s behalf against certain of its former or current officers and directors, asserts claims for breach of fiduciary duty, unjust enrichment, corporate waste, and violations of Sections 10(b) and 14(a) of the Exchange Act. The Company is named only as a nominal defendant. The Complaint seeks damages on the Company’s behalf, as well as corporate governance reforms and other relief. On August 8, 2024, the Court issued an order staying this suit until the earlier of a commencement of discovery, announcement of settlement, or dismissal with prejudice in the Helo class action referenced above.
On February 7, 2023, a stockholder commenced a lawsuit in the Delaware Court of Chancery. The suit is brought as a class action on behalf of stockholders of CMLS who did not redeem their shares in connection with the Business Combination between CMLS and Legacy Sema4. The defendants named in the amended complaint include and directors of CMLS at the time of the transaction, including certain directors who continue to serve on the Company’s Board of Directors, as well as CMLS Holdings LLC, Corvex Management LP, and Casdin Capital, LLC. The Company is not named as a defendant. The complaint alleges that the July 2, 2021 proxy statement mailed to CMLS stockholders in connection with the transaction contained false and misleading statements, and purports to assert a claim of breach of fiduciary duty against all individual defendants, and a similar claim against CMLS Holdings LLC and certain individuals for breach of fiduciary duty as control persons. The suit seeks to recover unspecified damages on behalf of the alleged class, among other relief. After defendants moved to dismiss the case, the plaintiff filed an amended complaint on July 6, 2023, revising certain allegations and adding third parties as defendants. The defendants answered the amended complaint on September 15, 2023. The Company is subject to certain claims for advancement and indemnification by the individual defendants in this proceeding.
During the second quarter of 2024, the parties reached an agreement in principle through mediation to resolve all claims for approximately $21 million, and during the third quarter of 2024, the parties executed a formal stipulation of settlement reflecting such agreement in principle. The settlement is expected to be funded by the Company (based on its indemnification obligations) and available insurance of approximately $10 million, and proceeds from the insurance of a third party defendant of approximately $1.4 million. The settlement must be approved by the Court in order to be finalized. There can be no assurance that such stipulation of settlement will be approved by the Court. As of September 30, 2024, the Company reserved the aforementioned settlement and associated litigation costs of approximately $2.6 million in accounts payable and accrued expenses, and recorded insurance recoveries in prepaid expenses and other current assets on the condensed consolidated balance sheet.

10. Stock-Based Compensation
Stock-based compensation expense is included within the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of services	$174	$75	$308	$(1,340)
Research and development	537	(533)	697	(265)
Selling and marketing	394	(115)	742	(195)
General and administrative	2,531	1,004	4,546	2,386
Total stock-based compensation expense[1,2]	$3,636	$431	$6,293	$586
1 The Company recorded an aggregate reversal of stock-based compensation of a nominal amount and $4.7 million during the three months ended September 30, 2024 and 2023, respectively, and $3.3 million and $20.3 million during the nine months ended September 30, 2024 and 2023, respectively, due to forfeiture activities upon employee terminations.
2 Includes $210 thousand and $288 thousand of expense related to the 2021 Employee Stock Purchase Plan during the three and nine months ended September 30, 2024, respectively.

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
As of September 30, 2024, there was an aggregate of 1,746,140 shares available for grants of stock options or other awards under the 2021 Plan and Equity Inducement Plan.
Stock Options
The following table summarizes the stock option activity during the nine months ended September 30, 2024:

	Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2023	497,976	$42.80
Exercised	(43,380)	$5.72
Forfeited/Expired	(88,219)	$63.45
Outstanding at September 30, 2024	366,377	$42.23
Options exercisable at September 30, 2024	305,879	$36.73
At September 30, 2024, unrecognized stock-based compensation cost related to the unvested portion of the Company’s stock options was $0.8 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 1.1 years.

Restricted Stock Units (RSUs)
The following table summarizes the time-based RSU activity during the nine months ended September 30, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2023	1,507,877	$15.48
Granted	1,187,165	$11.37
Vested	(347,493)	$19.39
Forfeited	(242,572)	$18.40
Outstanding at September 30, 2024	2,104,977	$11.99
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
The first offering period will be completed on October 31, 2024. As such, the Company has not issued any shares under the 2021 ESPP during the three and nine months ended September 30, 2024. A total of 596,604 shares of Class A common stock were reserved for future issuance under the 2021 ESPP as of September 30, 2024.
11. Income Taxes
Income tax benefit for the nine months ended September 30, 2024 and 2023 was $0.3 million and $0.5 million, respectively. Income taxes for these periods are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events should they occur. The Company’s estimated annual effective tax rate was 0.56% and 0.35% for the nine months ended September 30, 2024 and 2023, respectively.
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
12. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(8,312)	$(42,286)	$(57,724)	$(149,994)
Denominator:
Basic and diluted weighted-average common shares outstanding	27,095,986	25,788,747	26,593,877	23,777,327
Basic and diluted loss per share	$(0.31)	$(1.64)	$(2.17)	$(6.31)

The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented as the effect would be anti-dilutive:

	September 30,
	2024	2023
Outstanding options and RSUs to purchase Class A common stock	2,471,354	2,321,011
Outstanding warrants	666,515	666,515
Outstanding 2021 ESPP shares	28,512	—
Total	3,166,381	2,987,526
13. Restructuring Costs
Total restructuring costs were $0.4 million and $2.2 million for the three months ended September 30, 2024 and 2023, respectively, and $1.5 million and $4.5 million for the nine months ended September 30, 2024 and 2023, respectively. The table below provides certain information concerning restructuring activity during the nine months ended September 30, 2024:

	Reserve Balance at December 31, 2023	Charged to Costs and Expenses	Payments and Other	Reserve Balance at September 30, 2024
Severance	$1,853	$1,460	$(2,698)	$615
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
14. Supplemental Financial Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets to the total of the same amounts shown on the condensed consolidated statements of cash flows:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$57,894	$99,681
Restricted cash (included in other assets)	987	987
Total	$58,881	$100,668
Restricted cash as of September 30, 2024 and December 31, 2023 primarily consists of money market deposit accounts that secure an irrevocable standby letter of credit that serves as collateral for security deposit operating leases.
Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Prepaid expenses	$7,678	$8,640
Other current assets	12,622	1,958
Total	$20,300	$10,598
Accounts payable and accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023
Accounts payable	$9,022	$10,238
Accrued purchases	11,075	12,154
Legal reserves	23,573	25
Reserves for refunds to insurance carriers and others	12,746	15,039
Total	$56,416	$37,456

Other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Accrued compensation	$12,821	$12,465
Accrued severance	615	1,853
Other	3,065	2,018
Total	$16,501	$16,336
Other liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Warrant liability	$1,540	$2,735
Third party payor reserve	12,000	12,000
Total	$13,540	$14,735
2023 Capital Raise
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
At-the-Market Offering
On April 29, 2024, the Company entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), pursuant to which the Company may, but is not obligated to, offer and sell, from time to time, shares of the Company’s Class A common stock with an aggregate offering price up to $75.0 million through TD Cowen, as sales agent, subject to the terms and conditions described in the Sales Agreement and SEC rules and regulations (the “ATM offering”). During the third quarter of 2024, the Company issued 418,653 shares of its Class A common stock in connection with the ATM offering at an average price of $35.83 per share. Proceeds received, net of agent fees and other offering expenses, were $14.6 million.
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
The CODM evaluates segment performance based on revenue and adjusted gross profit.

	Three months ended September 30,
	2024			2023
	GeneDx	Legacy Sema4	Total	GeneDx	Legacy Sema4	Total
Revenue	$76,622	$252	$76,874	$50,350	$2,953	$53,303
Adjusted cost of services	27,370	—	27,370	26,079	225	26,304
Adjusted gross profit (1)	49,252	252	49,504	24,271	2,728	26,999

Reconciliations:
Depreciation and amortization	1,495	—	1,495	1,613	—	1,613
Stock-based compensation	174	—	174	75	—	75
Restructuring charges	6	—	6	52	—	52
Gross profit	$47,577	$252	$47,829	$22,531	$2,728	$25,259

	Nine months ended September 30,
	2024			2023
	GeneDx	Legacy Sema4	Total	GeneDx	Legacy Sema4	Total
Revenue	$207,007	$2,803	$209,810	$136,269	$8,879	$145,148
Adjusted cost of services	77,992	145	78,137	81,357	2,305	83,662
Adjusted gross profit (1)	129,015	2,658	131,673	54,912	6,574	61,486

Reconciliations:
Depreciation and amortization	3,119	—	3,119	3,322	113	3,435
Stock-based compensation	308	—	308	631	(1,971)	(1,340)
Restructuring charges	54	—	54	108	31	139
Gross profit	$125,534	$2,658	$128,192	$50,851	$8,401	$59,252
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
Overview
We are a leading genomics company—one that sits at the intersection of diagnostics and data science, pairing decades of genomic expertise with an ability to interpret clinical data at scale. We are focused on delivering personalized and actionable health insights to inform diagnosis, direct treatment and improve drug discovery. We believe we are well-positioned to accelerate the use of genomics and leverage large-scale clinical data to enable precision medicine as the standard of care. Our focus is in pediatric and rare diseases today, two areas in which we believe we have competitive advantage and can deliver on our vision.
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
During the nine months ended September 30, 2024, we resulted 171,955 tests, compared to the nine months ended September 30, 2023, in which we resulted approximately 165,339 tests.
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
Cost of Services
The cost of services reflect the aggregate costs incurred in performing services, which include expenses for reagents and laboratory supplies, personnel-related expenses (comprising salaries and benefits) and stock-based compensation for employees directly involved in revenue generating activities, shipping and handling fees, costs of third-party reference lab testing and phlebotomy services, if any, and allocated genetic counseling, facility and information technology costs associated with delivery services. Allocated costs include depreciation of laboratory equipment, facility occupancy, and information technology costs. The cost of services are recorded as the services are performed.
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
Comparison of the three months ended September 30, 2024 and 2023
The following table sets forth our results of operations for the periods presented:

	Three months ended September 30,
	2024	2023	$ Change	% Change
Revenue
Diagnostic test revenue	$77,418	$51,955	$25,463	49%
Other revenue	(544)	1,348	(1,892)	(140)%
Total revenue	76,874	53,303	23,571	44%
Cost of services	29,045	28,044	1,001	4%
Gross profit	47,829	25,259	22,570	89%
Gross margin	62%	47%
Research and development	11,665	14,288	(2,623)	(18)%
Selling and marketing	17,025	16,763	262	2%
General and administrative	26,145	26,099	46	—%
Impairment loss	—	8,282	(8,282)	NM
Other operating expenses, net	774	2,794	(2,020)	(72)%
Loss from operations	(7,780)	(42,967)	35,187	(82)%

Non-operating income (expenses), net
Change in fair value of warrants and earn-out contingent liabilities	(880)	590	(1,470)	NM
Interest (expense) income, net	(843)	1,053	(1,896)	NM
Other income (expense), net	1,144	(1,134)	2,278	NM
Total non-operating income (expense), net	(579)	509	(1,088)	(214)%
Loss before income taxes	(8,359)	(42,458)	34,099	(80)%
Income tax benefit	47	172	(125)	(73)%
Net loss	$(8,312)	$(42,286)	$33,974	(80)%
NM – Not Meaningful
Revenue
Total revenue increased by $23.6 million, or 44%, to $76.9 million for the three months ended September 30, 2024, from $53.3 million for the three months ended September 30, 2023.
Diagnostic test revenue increased by $25.5 million, or 49%, to $77.4 million for the three months ended September 30, 2024, from $52.0 million for the three months ended September 30, 2023. The increase of $26.0 million, or 77%, primarily reflected an increase in whole exome and genome sequencing revenues resulting from a 46% increase in test volumes, partially coupled with higher whole exome and genome average reimbursement rates.
Other revenue decreased by $1.9 million, or 140%, to $(0.5) million for the three months ended September 30, 2024, from $1.3 million for the three months ended September 30, 2023. The decrease reflected a negative adjustment in partnership revenues from our data business.

Gross Profit
Gross profit increased by $22.6 million, or 89%, to $47.8 million for the three months ended September 30, 2024, from $25.3 million for the three months ended September 30, 2023, driven by a combination of a favorable shift in volume mix to higher margin whole exome and genome tests, an improvement in exome average reimbursement rates and continued cost per test leverage.
Research and Development
Research and development expense decreased by $2.6 million, or 18%, to $11.7 million for the three months ended September 30, 2024, from $14.3 million for the three months ended September 30, 2023. The decrease was primarily attributable to lower current period compensation costs of $1.0 million as a result of headcount reduction actions and a $1.7 million decrease in information technology, lab-related and sponsored research expenses related to the discontinued Legacy Sema4 business.
Selling and Marketing
Selling and marketing expense increased by $0.3 million, or 2%, to $17.0 million for the three months ended September 30, 2024, from $16.8 million for the three months ended September 30, 2023. The increase reflected our investment to support growth in our commercial team.
General and Administrative
General and administrative expense increased by a nominal amount, or 0.2%, to $26.1 million for the three months ended September 30, 2024, from $26.1 million for the three months ended September 30, 2023. Lower depreciation expense as a result of the discontinued Legacy Sema4 business was offset by increased compensation and personnel-related costs.
Impairment Loss
The non-cash charge of $8.3 million for the three months ended September 30, 2023 reflected the impairment of certain capital and right-of-use asset leases. See Note 5, “Property and Equipment, net” to our condensed consolidated financial statements for further information.
Other Operating Expenses, Net
Other operating expenses, net were $0.8 million for the three months ended September 30, 2024 as compared with $2.8 million for the three months ended September 30, 2023. This decrease reflected a non-cash charge of $1.0 million in the prior period to reserve for obsolete Legacy Sema4 inventory and decreased services costs of $1.0 million following the expiration of the transition services agreement with OPKO in October 2023.
Non-Operating Income (Expense), Net
Non-operating income (expense), net decreased by $1.1 million, due to the significant increase in fair value of our warrant liabilities, an increase in interest expense as a result of the Perceptive term loan facility entered in the last quarter of 2023. This was offset by a reduction in legal reserves, net of insurance, of approximately $1.3 million. In addition, the prior period included contract termination costs of $1.0 million associated with the discontinued Legacy Sema4 business.
See Note 4, “Fair Value Measurements” to our condensed consolidated financial statements for further information on the changes in fair value of our warrant and earn-out contingent liabilities. Also see Note 9, “Purchase Commitments and Contingencies” to our condensed consolidated financial statements for further information.

Comparison of the nine months ended September 30, 2024 and 2023
The following table sets forth our results of operations for the periods presented:

	Nine months ended September 30,
	2024	2023	$ Change	% Change
Revenue
Diagnostic test revenue	$207,961	$140,440	$67,521	48%
Other revenue	1,849	4,708	(2,859)	(61)%
Total revenue	209,810	145,148	64,662	45%
Cost of services	81,618	85,896	(4,278)	(5)%
Gross profit	128,192	59,252	68,940	116%
Gross margin	61%	41%
Research and development	34,134	46,018	(11,884)	(26)%
Selling and marketing	49,695	45,397	4,298	9%
General and administrative	73,760	107,129	(33,369)	(31)%
Impairment loss	—	10,402	(10,402)	NM
Other operating expenses, net	2,622	5,259	(2,637)	(50)%
Loss from operations	(32,019)	(154,953)	122,934	(79)%

Non-operating income (expenses), net
Change in fair value of warrants and earn-out contingent liabilities	(11,390)	684	(12,074)	NM
Interest (expense) income, net	(2,334)	2,092	(4,426)	NM
Other income (expense), net	(12,300)	1,668	(13,968)	NM
Total non-operating income (expense), net	(26,024)	4,444	(30,468)	(686)%
Loss before income taxes	(58,043)	(150,509)	92,466	(61)%
Income tax benefit	319	515	(196)	(38)%
Net loss	$(57,724)	$(149,994)	$92,270	(62)%
NM – Not Meaningful
Revenue
Total revenue increased by $64.7 million, or 45%, to $209.8 million for the nine months ended September 30, 2024, from $145.1 million for the nine months ended September 30, 2023.
Diagnostic test revenue increased by $67.5 million, or 48%, to $208.0 million for the nine months ended September 30, 2024, from $140.4 million for the nine months ended September 30, 2023. The increase of $69.6 million, or 82%, primarily reflected an increase in whole exome and genome sequencing revenues resulting from a 59% increase in test volumes coupled with improved whole exome and genome average reimbursement, partially offset by lower revenues from the now discontinued Legacy Sema4 business.
Other revenue decreased by $2.9 million, or 61%, to $1.8 million for the nine months ended September 30, 2024, from $4.7 million for the nine months ended September 30, 2023. The decrease reflected a negative adjustment in partnership revenues from our data business.
Gross Profit
Gross profit increased by $68.9 million for the nine months ended September 30, 2024, driven by a combination of lower cost of services from the now discontinued Legacy Sema4 business and improved margins from Legacy GeneDx. The gross profit performance from Legacy GeneDx reflected favorable volume mix shift to higher margin whole exome and genome tests, partially offset by lower average cost per test associated with these tests.
Research and Development
Research and development expense decreased by $11.9 million, or 26%, to $34.1 million for the nine months ended September 30, 2024, from $46.0 million for the nine months ended September 30, 2023. The decrease was primarily attributable to lower current period compensation costs as a result of headcount reduction actions and a decrease in depreciation expense of $5.2 million related to the discontinued Legacy Sema4 business.
Selling and Marketing
Selling and marketing expense increased by $4.3 million, or 9%, to $49.7 million for the nine months ended September 30, 2024, from $45.4 million for the nine months ended September 30, 2023. The increase reflected our investment to support growth in our commercial team.
General and Administrative
General and administrative expense decreased by $33.4 million, or 31%, to $73.8 million for the nine months ended September 30, 2024, from $107.1 million for the nine months ended September 30, 2023. The decrease was attributable to lower current period expenses related to professional services, software and information technology related costs, insurance costs, fixed asset depreciation and personnel-related costs as a result of the restructuring to discontinue the Legacy Sema4 business.
Impairment Loss
The non-cash charge of $10.4 million for the nine months ended September 30, 2023 reflected the impairment of certain capital and right-of-use asset leases. See Note 5, “Property and Equipment, net” to our condensed consolidated financial statements for further information.
Other Operating Expenses, Net
Other operating expenses, net were $2.6 million for the nine months ended September 30, 2024 as compared with $5.3 million for the nine months ended September 30, 2023. The decrease in expense reflected decreased services costs following the expiration of the transition services agreement with OPKO in October 2023. This was partially offset by the impact of a gain recognized on the sale of certain assets sold as a result of an auction held during the nine months ended September 30, 2023, which did not recur in the nine months ended September 30, 2024.
Non-Operating Income (Expense), Net
Non-operating income (expense), net, decreased by $30.5 million, to $26.0 million of expense for the nine months ended September 30, 2024, from $4.4 million of income for the nine months ended September 30, 2023. The current period results primarily included legal reserves, net of insurance, of approximately $12.1 million, net interest expense of $2.3 million, and non-cash charges of $10.1 million associated with the exercise of the Perceptive warrant and $1.3 million driven by the increase in fair value of our public and private warrant liabilities driven primarily by the increase in our stock price as of September 30, 2024. See Note 4, “Fair Value Measurements” to our condensed consolidated financial statements for further information on the changes in fair value of our warrant and earn-out contingent liabilities. Also see Note 9, “Purchase Commitments and Contingencies” to our condensed consolidated financial statements for further information.
The prior year results included net interest income of $2.1 million driven by higher cash balances as a result of the public offering of Class A common stock in the first quarter of 2023 and the principal loan forgiveness of $2.8 million under the amendment to our loan from the Connecticut Department of Economic and Community Development (“DECD”). See Note 8, “Long-Term Debt” and Note 14, “Supplemental Financial Information” to our condensed consolidated financial statements for further information.
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
The following is a reconciliation of gross profit to our adjusted gross profit and of our gross margin to adjusted gross margin for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$76,874	$53,303	$209,810	$145,148
Cost of services	29,045	28,044	81,618	85,896
Gross profit	$47,829	$25,259	$128,192	$59,252
Gross margin	62.2%	47.4%	61.1%	40.8%
Add:
Depreciation and amortization expense	$1,495	$1,613	$3,119	$3,435
Stock-based compensation expense	174	75	308	(1,340)
Restructuring costs (1)	6	52	54	139
Adjusted gross profit	$49,504	$26,999	$131,673	$61,486
Adjusted gross margin	64.4%	50.7%	62.8%	42.4%
(1)Represent costs incurred for restructuring activities, which include severance costs to impacted employees and third-party consulting costs incurred during the periods presented.
Adjusted Net Income (Loss)
Adjusted net income (loss) is a non-GAAP financial measure that we define as net loss adjusted for depreciation and amortization, stock-based compensation expenses, impairment loss, restructuring costs, change in fair value of financial liabilities, gain on sale of assets, provision for excess and obsolete inventory associated with Legacy Sema4, gain on debt forgiveness and other (income) expense, net. We believe adjusted net income (loss) is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain factors that may vary from company to company for reasons unrelated to overall operating performance.

The following is a reconciliation of our net loss to adjusted net income (loss) for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(8,312)	$(42,286)	$(57,724)	$(149,994)
Depreciation and amortization expense	5,929	8,672	16,395	27,640
Stock-based compensation expense	3,636	431	6,293	586
Impairment loss (1)	—	8,282	—	10,402
Restructuring costs (2)	369	2,191	1,460	4,548
Change in fair value of financial liabilities (3)	880	(590)	11,390	(684)
Gain on sale of assets	—	—	—	(2,954)
Provision for excess and obsolete inventory associated with Legacy Sema4	—	1,014	—	3,634
Gain on debt forgiveness (4)	—	—	—	(2,750)
Other (5)	(1,327)	1,134	12,123	1,082
Adjusted net income (loss)	$1,175	$(21,152)	$(10,063)	$(108,490)
(1)Represents the impairment of certain capital and right-of-use asset leases.
(2)Represent costs incurred for restructuring activities, which include severance, and in the prior periods, third-party consulting costs.
(3)Represents the change in fair value of the liabilities associated with our public warrants, private placement warrants, Perceptive warrant and the earn-out shares.
(4)Represents principal loan forgiveness under the amendment to the DECD loan.
(5)For the three and nine months ended September 30, 2024, represents reserves net of insurance for a certain litigation matter. See Note 9 “Purchase Commitments and Contingencies” to our condensed consolidated financial statements for further information. For the three and nine months ended September 30, 2023, represents contract termination costs associated with the discontinued Legacy Sema4 business.
Liquidity and Capital Resources
Management believes that our cash and cash equivalents and available-for-sale marketable securities provide us with sufficient liquidity for at least 12 months from the filing date of this Quarterly Report.
Accordingly, our condensed consolidated financial statements included in this Quarterly Report have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Nevertheless, we may also seek additional funding in the future through the sale of common or preferred equity or convertible debt securities, drawing on the additional $25 million tranche of the term loan under the Perceptive term loan facility, the entry into other credit facilities or another form of third-party funding, by seeking other debt financing or by disposing assets or businesses. See Note 8, “Long-Term Debt” to our condensed consolidated financial statements for further information regarding the Perceptive term loan facility.
We have an effective shelf registration statement that we filed with the SEC in August of 2022, registering $300 million shares of our Class A common stock and other securities. As of September 30, 2024, $150 million of securities remained available under this registration statement.
In addition, we have entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our Class A common stock with an aggregate offering price up to $75.0 million through TD Cowen, as sales agent, subject to the terms and conditions described in the Sales Agreement and SEC rules and regulations (our “ATM offering”). During the third quarter of 2024, we issued 418,653 shares of our Class A common stock in connection with the ATM offering at an average price of $35.83 per share. Proceeds received, net of agent fees and other offering expenses, were $14.6 million.
Material Cash Requirements for Known Contractual Obligations and Commitments
We anticipate fulfilling our contractual obligations and commitments with existing cash and cash equivalents and available-for-sale marketable securities, which amounted to $116.5 million at September 30, 2024, through additional capital raised to finance our operations, including pursuant to our ATM offering, or through an additional tranche of $25 million under the Perceptive credit facility, which is subject to certain conditions. See “Liquidity and Capital Resources” for further information.
As discussed in the notes to our condensed consolidated financial statements, in 2022, we entered into an agreement with one of our third-party payors to settle for $42.0 million claims related to coverage and billing matters allegedly resulting in overpayments by the payor to Legacy Sema4. As of September 30, 2024, remaining payments due to the payor were $22.0 million.

For more information regarding this matter, see Note 4, “Revenue Recognition” to our consolidated financial statements included in our 2023 Form 10-K and Note 3, “Revenue Recognition,” to our condensed consolidated financial statements included within this Quarterly Report, respectively.
Cash Flows

	Nine months ended September 30,
	2024	2023
Net cash used in operating activities	$(25,313)	$(150,289)
Net cash used in investing activities	(29,613)	(38,862)
Net cash provided by financing activities	13,139	139,135
Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2024 was $25.3 million, driven by lower cash expenditures associated with the current period net loss as compared with the prior period, which reflected improved gross margin profitability, as well as the realization of cost savings from exiting the Legacy Sema4 business and other previously announced cost reduction initiatives.
Net cash used in operating activities during the nine months ended September 30, 2023 was $150.3 million, driven by higher cash expenditures associated with the prior period net loss, which reflected the costs associated with the exiting of the Legacy Sema4 business.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2024 was $29.6 million, which included purchases of marketable securities of $52.7 million and $2.4 million of capital expenditures, partially offset by $25.6 million in proceeds from the sales and maturities of marketable securities.
Net cash used in investing activities during the nine months ended September 30, 2023 was $38.9 million, which primarily included purchases of marketable securities of $43.9 million, $12.1 million in consideration in escrow paid for the Legacy GeneDx acquisition and $2.9 million in purchases of property and equipment, which was offset partially by $16.7 million in proceeds from the maturities of marketable securities and $3.9 million in proceeds from the sale of assets.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2024 was $13.1 million, primarily driven by the $14.6 million net proceeds from our ATM offering, net of issuance costs, which was offset partially by $1.5 million of finance lease payments and $0.2 million of principal payments on the DECD loan.
Net cash provided by financing activities during the nine months ended September 30, 2023 was $139.1 million, which was primarily driven by the $143.0 million net proceeds from our January 2023 underwritten public offering and concurrent registered direct offering, net of issuance costs, which was offset partially by a payment of $2.0 million on the DECD loan and $2.1 million of finance lease payments.
See Note 8, “Long-Term Debt” and Note 14, “Supplemental Financial Information” to our condensed consolidated financial statements for further information.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, available-for-sale marketable securities and restricted cash consists of bank deposits and money market funds, which totaled $117.4 million at September 30, 2024 and $131.1 million at December 31, 2023, respectively. Such interest-bearing instruments carry a degree of risk. However, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A 100-basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and restricted cash.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 because of the material weakness in internal control over financial reporting at December 31, 2023 that we previously identified in Item 9A. “Controls and Procedures” of our 2023 Form 10-K had not been fully remediated at September 30, 2024.

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
As described in more detail in Item 9A. “Controls and Procedures” of our 2023 Form 10-K, the material weakness identified related to the fact that our accounting and operating systems lacked controls over access, and program change management that are needed to ensure access to financial data is adequately restricted to appropriate personnel, including consideration of the appropriate segregation of duties. As a result, it is possible that our business process controls that depend on the accuracy and completeness of data or financial reports generated by our information technology system could be adversely affected due to the lack of operating effectiveness of the information technology general controls (“ITGCs”).
Remediation Plan
Our management is actively engaged and committed to taking the steps necessary to remediate the material weakness over user access and program change management in order to establish a strong internal control environment. Remediation actions undertaken during 2023 and planned are described in more detail in Item 9A. “Controls and Procedures” of our 2023 Form 10-K.
While significant progress has been made to strengthen the design and operating effectiveness of our ITGCs, management has concluded that as of September 30, 2024, there was not a sufficient period of time available to sufficiently test nor conclude that enhanced internal controls were fully implemented and operating effectively. We will continue to monitor the effectiveness of ITGC remediation actions in connection with future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures. Assessment results will be used to validate the efficacy of our ITGC remediation efforts and identify any additional actions necessary to ensure ongoing design and operating effectiveness.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting, as discussed above.
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
Item 1A. Risk Factors
Except for as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” of our 2023 Form 10-K and in Part II, Item 1A “Risk Factors” of each of our Quarterly Reports for the quarterly periods ended March 31, 2024, filed with the SEC on April 29, 2024, and June 30, 2024, filed with the SEC on July 30, 2024, which sections are incorporated by reference herein.
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
Multiple lawsuits have been filed challenging the FDA’s authority to regulate LDTs as medical devices under the Federal Food, Drug, and Cosmetic Act. The outcome of these lawsuits is uncertain at this time.
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
In addition to the risks set out under this heading in our 2023 Form 10-K, the U.S. Supreme Court recently reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision could significantly impact healthcare, privacy, artificial intelligence and anti-corruption practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Plan Adoptions and Modifications
On August 16, 2024, Katherine Stueland, our Chief Executive Officer, entered into a written plan for the potential sale of up to an aggregate of 312,808 shares of our Class A common stock, including shares underlying Ms. Stueland’s restricted stock unit (“RSU”) awards (the “Stueland 10b5-1 Plan”). The Stueland 10b5-1 Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and will be effective from November 15, 2024 to October 30, 2025.
On August 21, 2024, Kevin Feeley, our Chief Financial Officer, entered into a written plan for the potential sale of up to an aggregate of 117,713 shares of our Class A common stock, including shares underlying Mr. Feeley’s RSU and stock option awards (the “Feeley 10b5-1 Plan”). The Feeley 10b5-1 Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and will be effective from November 21, 2024 to October 30, 2025.
Each 10b5-1 plan included a representation from the applicable officer to the broker administering the plan that the officer was not in possession of any material nonpublic information regarding the Company or the securities subject to the plan. A similar representation was made to us in a certification from each officer provided to us in connection with the adoption of the applicable plan under our insider trading policy. Those representations were made as of the date of adoption of the applicable 10b5-1 plan or the certification, as applicable, and speak only as of those dates. In making those representations, there is no assurance with respect to any material non-public information of which the officer was unaware, or with respect to any material non-public information acquired by the officer or us after the applicable date of the representation.
Other than as disclosed above, during the three months ended September 30, 2024, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.
Supplemental Disclosure to our Annual Report on Form 10-K for the year ended December 31, 2023
The following updates Part I, Item 1. “Business—Intellectual Property—Patents” in our 2023 Form 10-K:
Patents
The fields of genomic and health information analysis present limited opportunities for patent protection, based on current legal precedents. Our patent protection strategy has focused on seeking protection for certain of our non-gene specific technology and our specific biomarkers. In this regard, we have three pending U.S. non-provisional utility patent applications and two U.S. provisional patent applications. The utility patent applications include a U.S. patent application related to generating a cancer diagnosis from electronic health records using a cancer diagnosis analysis system, a U.S. patent application related to providing a homologous recombination DNA repair deficiency score for a cancer patient, and a U.S. patent application related to therapeutic treatment for subjects having certain polymorphic markers associated with specific human leukocyte antigen alleles. If patents are issued from the currently pending applications, the earliest patents will begin expiring in the early 2040s, subject to potential extensions of the patent term that will be calculated based on the length of the patent examination process. The claim scope of any potentially issued patents stemming from the present applications may be narrower than initial filings due to any amendments that may arise throughout their prosecution.
We do not presently have any patents directed to the sequences of specific genes or variants of such genes, nor do we currently rely on any in-licensed gene patent rights of any third party. We may, in time, seek additional patent protection to protect technology that is not gene-specific and that provides us with a potential competitive advantage as we focus on making comprehensive genetic information less expensive and more broadly available to our customers.
The following updates Part I, Item 1. “Business—Government Regulation—Information Blocking Prohibition” in our 2023 Form 10-K, and Part II, Item 5 “Supplemental Disclosure to our Annual Report on Form 10-K for the year ended December 31, 2023” of each of our Quarterly Reports for the quarterly periods ended March 31, 2024, filed with the SEC on April 29, 2024, and June 30, 2024, filed with the SEC on July 30, 2024:
Information Blocking Prohibition
On May 1, 2020, the Office of the National Coordinator for Health Information Technology (“ONC”) promulgated final regulations under the authority of the 21st Century Cures Act to impose new conditions to obtain and maintain certification of certified health information technology and prohibit certain covered actors, including developers of certified health information technology, health information networks/health information exchanges, and health care providers, from engaging in activities that are likely to interfere with the access, exchange, or use of electronic health information (information blocking). The final regulations further defined exceptions for activities that are permissible, even though they may have the effect of interfering with the access, exchange, or use of electronic health information. The information blocking regulations compliance date was April 5, 2021 and the U.S. Department of Health and Human Services (“HHS”) subsequently issued a final rule called the HTI-1 Rule that, among other things, revised the information blocking regulations, effective March 11, 2024. On August 5, 2024, ONC published in the Federal Register a proposed rule called the HTI-2 Proposed Rule that, among other things, will further revise the information blocking regulations, if finalized. Under the 21st Century Cures Act, health care providers that violate the information blocking prohibition will be subject to appropriate disincentives. On July 1, 2024, the HHS published in the Federal Register a final rule to establish such disincentives, effective July 31, 2024. Developers of certified information technology and health information networks/health information exchanges, however, may be subject to civil monetary penalties of up to $1 million per violation (adjusted for inflation). The HHS Office of Inspector General has the authority to impose such penalties and on July 3, 2023, published a final rule in the Federal Register codifying new authority in regulation, which became effective September 1, 2023. On July 29, 2024, HHS published a statement in the Federal Register that, among other things, announced a reorganization of certain roles and functions and renamed ONC the Assistant Secretary for Technology Policy and Office of the National Coordinator for Health Information Technology, or ASTP/ONC.
The following updates Part I, Item 1. “Business—Government Regulation—Reimbursement and Billing” in our 2023 Form 10-K, and Part II, Item 5 “Supplemental Disclosure to our Annual Report on Form 10-K for the year ended December 31, 2023” of each of our Quarterly Reports for the quarterly periods ended March 31, 2024, filed with the SEC on April 29, 2024, and June 30, 2024, filed with the SEC on July 30, 2024:
Reimbursement and Billing
In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (“PAMA”), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA (as amended) and its implementing regulations, laboratories that realize at least $12,500 in Medicare Clinical Laboratory Fee Schedule (“CLFS”) revenues during the six month reporting period and that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule must report, beginning in 2017, and then in 2026 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payor payment rates and volumes for their tests. None of our tests meet the current definition of advanced diagnostic laboratory tests, and therefore we believe we are required to report private payor rates for our tests on an every three- years basis, starting next in 2026. The Centers for Medicare & Medicaid Services (“CMS”) use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payor payment rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil money penalties.
As set forth under the regulations implementing PAMA, for tests furnished on or after January 1, 2018, Medicare payments for clinical diagnostic laboratory tests are paid based upon these reported private payor rates. For clinical diagnostic laboratory tests that are assigned a new or substantially revised code, initial payment rates for clinical diagnostic laboratory tests that are not advanced diagnostic laboratory tests will be assigned by the crosswalk or gap-fill methodology, as under prior law. Initial payment rates for new advanced diagnostic laboratory tests will be based on the actual list charge for the laboratory test.
The payment rates calculated under PAMA went into effect starting January 1, 2018. Where applicable, reductions to payment rates resulting from the new methodology were limited to 10% per test per year in each of the years 2018 through 2020. Rates were held at 2020 levels during 2021 through 2024 and will continue to be held at such levels in 2025. Then, where applicable based upon median private payor rates reported in 2017 or 2026, reduced by up to 15% per test per year in each of 2026 through 2028 (with a second round of private payor rate reporting in 2026 to establish rates for 2027 through 2029).
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
Reimbursement and billing for diagnostic services is highly complex, and errors in billing potentially can result in denied claims and/or in substantial obligations to repay overpayments to payors. Laboratories must bill various payors, such as private third-party payors, including managed care organizations (“MCO”), and state and federal health care programs, such as Medicare and Medicaid, and each may have different billing requirements. Additionally, the audit requirements we must meet to ensure compliance with applicable laws and regulations, as well as our internal compliance policies and procedures, add further complexity to the billing process. Other factors that complicate billing include:
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

GENEDX HOLDINGS CORP.

Date:	October 29, 2024		/s/ Katherine Stueland
		Name:	Katherine Stueland
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date:	October 29, 2024		/s/ Kevin Feeley
		Name:	Kevin Feeley
		Title:	Chief Financial Officer (Principal Financial Officer)