Form 10-K
period 2024-12-31
GeneDx Holdings Corp.
filed 2025-02-20
CIK 1818331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7252(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was approximately $432 million as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing sale price of such stock as reported on the Nasdaq Global Select Market.

The registrant had outstanding 28,068,274 shares of Class A common stock as of February 14, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the registrant’s 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”).

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
•unforeseen circumstances or other disruptions to normal business operations arising from general economic and political conditions such as recessions, fluctuating inflation, interest rates and tariff rates, supply chain interruptions and manufacturing constraints, public health emergencies, natural disasters, acts of terrorism or other uncontrollable events;
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
•our accounting estimates and judgments, including our expectations regarding the adequacy of our reserves for third party payor claims;
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

Part I
Item 1. Business
Unless otherwise stated in this Annual Report or the context otherwise requires, references to:
•“GeneDx Holdings” refer to GeneDx Holdings Corp., a Delaware corporation;
•“Legacy GeneDx” refer to GeneDx, LLC, a Delaware limited liability company, which we acquired on April 29, 2022 (the “Acquisition”);
•“Legacy Sema4” refer to Sema4 OpCo Inc., a Delaware corporation, which consummated the business combination with CM Life Sciences, Inc. (“CMLS”) on July 22, 2021 (the “Business Combination”); and
•“we,” “us” and “our,” the “Company” and “GeneDx” refer, as the context requires, to GeneDx Holdings and its consolidated subsidiaries.

The Company’s Class A common stock and public warrants are listed on the Nasdaq Global Select Market under the symbols “WGS” and “WGSWW,” respectively.
Purpose
At GeneDx, we believe that everyone deserves personalized, targeted medical care—and that it all begins with a genetic diagnosis. Fueled by one of the world’s largest rare disease data sets, our industry-leading exome and genome tests translate complex genomic data into clinical answers that unlock personalized health plans, accelerate drug discovery, and improve health system efficiencies. We operate with conviction that what is best for patients must be embedded in every aspect of our work. In support of these beliefs, we value equitability, simplicity and transparency.
Overview
GeneDx was founded in 2000 by scientists from the National Institutes of Health whose mission was making genetic testing accessible for patients with rare diseases. The company quickly became a leader in genomics, creating the foundation for how to provide genomic information at scale and pioneering exome and genome sequencing for rare and ultra-rare genetic pediatric disorders. 25 years later, we have amassed one of the world’s largest rare disease datasets and remain a leader in genomics.
Today, we are powered by our industry-leading genomic interpretation platform, and we believe exome and genome testing will become the standard for diagnosis of genetic disease, with the potential to transform healthcare and improve patients’ quality of life.
Industry Background
Targeted genetic tests and panel testing make up the vast majority of diagnostics tests ordered today. While panel testing can be useful, it has an increasing limitation as we move towards genetic-based healthcare. Panels only allow you to test for insights that physicians predefine based on symptoms, which can lead to inconclusive results and an inefficient process. It is hypothesis-based medicine based on symptoms that may overlap across diseases. We firmly believe that an affordable, scalable and actionable genome is the future of medicine. The barrier to having actionable information from a genomic sequence is significant—and not just due to costs, which are coming down. The less-discussed barrier to having actionable information lies in the ability to process a genome’s worth of information—quickly and scalably—and to deliver both a result that a clinician can easily act upon to help a patient and a robust dataset that enables clinicians to drive precise diagnosis and personalized health plans, and researchers to develop and advance therapeutics.
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
With 25 years of operation, GeneDx has a proven track record of expertise in genetic testing. We launched the industry’s first commercially available next generation sequencing panels in 2008, pioneered exome sequencing in 2012 and have sequenced over 750,000 exomes and genomes to date. We have performed over one million genetic tests and worked tirelessly to develop:
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
Advanced Technology with a Human Touch
Our team includes over 200 genetic counselors, physicians, scientists, and clinical and molecular genomics specialists. We believe we are one of the industry’s leading genetic testing experts. We share the same goal as healthcare providers, patients, and families: to provide personalized and actionable health insights.
Our years of exome and genome sequencing experience have provided us with a substantial dataset, including over 6 million structured phenotypes with approximately 60% of all exomes/genomes to date processed as parent-child trios. We have invested resources over time to annotate the phenotypes and sequence the parents of patients, because their genetic sequences can often provide additional diagnostic information, potentially improving the precision of genetic analysis. Importantly, we have served the Medicaid population for nearly a decade ahead of the first state to enact health coverage for exome/genome and as such, our data set is highly diversified matching the demographic dispersion of the United States. In addition, the data from more families allows us to continually improve interpretation of genetic code and variants that may cause disease. We believe we have more expertly annotated disease-causing variants than the largest public archive.
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
As the number of new patients we test grows, so does our database, and the new data increases the potential for greater insights. As we capture more genomic and phenotypic data, we hope to fuel a positive feedback cycle of discovery that continuously delivers more value for patients, providers and healthcare partners.
Market Opportunity
Our primary growth engine in the short term will be expanding our current market-leading exome and genome sequencing capabilities in the outpatient setting, including geneticists, pediatric development specialists, and other pediatric specialists, as well as the neonatal in-patient setting, also referred to as Neonatal Intensive Care Units (“NICU”). Over time we fully expect more and more use cases and reimbursement pathways for exome and genome to open up across a wide spectrum of pediatric and adult diseases, conditions and disorders. As we plan for longer-term growth, we aim to bring whole genome newborn screening to the market, supported with the launch of a new customer experience platform for non-geneticists, patients and caregivers, and evidence generation to establish the clinical and economic benefits of screening. Also, as we plan for longer-term growth, we believe there is a large data partnership opportunity with biopharmaceutical (“biopharma”) companies, international testing opportunities, as well as a market to provide interpretation and information services for customers that sequence locally but look to GeneDx for analysis and interpretation.
We believe we are particularly well-suited for helping rare disease and pediatric developmental disorder patients, their care teams and biopharma companies today. This is a large market with immense unmet medical need. There are over 7,000 individual diseases affecting nearly 10% of the total population in the United States, of which 50% are children. As a result, there are over 700 medicines in development for these diseases, with a regulatory pathway facilitated by the Orphan Drug Act of 1983. By providing the precise genetic diagnosis of patients with rare disease, our expertise and technology may provide researchers and biopharma companies with the information needed to develop and commercialize a new treatment for the disease.
By unlocking the value of the products, our knowledge base, network of relationships, and expertise, our team is well positioned to lead what we believe is a nearly a $25 billion global market opportunity in pediatric and rare disease and a nearly $20 billion global market opportunity for adult disease and disorders.
Our Strategy
We believe that the span and depth of our experience and dataset allows us to return more positive findings and thus clinical utility, both immediately and over time through reanalysis, than other sources. Importantly, we believe that we return fewer uncertain findings compared to public datasets, which makes our analysis easier to interpret outside of the medical genetics community.
At the same time, we have improved quality and speed to delivery of exome and genome tests and have significantly lowered the associated sequencing costs since initial launch in 2013. Much of this decline was driven by reduced sequencing costs shared across the industry; however, we have reduced wet labor and processing costs and in the interpretation layer through accumulating data and experience, and we expect further decline in costs going forward.
Leveraging these capabilities, we aim to be the global market leader in the development and delivery of reliable, actionable, scalable exome and genome sequencing and interpretation and information services. Our strategy focuses on the following objectives:
•Expand the utilization of exome and genome sequencing as the first- or second-tier test over most other genetically targeted tests by leveraging decades of earned trust amongst expert geneticists; and
•Expand the utilization of industry-leading exome and genome sequencing beyond the genetic experts into the non-expert setting, potentially creating a new standard of care which enables faster diagnoses, reduces suffering, and helps healthcare systems save money. In the near term, our principal target markets will be settings with the most vulnerable patients who can benefit the most including, but not limited to, NICU and patients with pediatric developmental disorders (“Pediatric Developmental Disorders”).
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
•Plan to open new markets and geographies and unlock the value of our dataset with independently scalable cloud-based interpretation and information service offerings. This will enable healthcare partners to incorporate genetics into clinical care by accessing our analysis and interpretation capabilities remotely while sequencing locally to reduce complexity, logistics cost and wait times, and align to local restrictions where applicable.
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

•Plan to optimize our services to become a solutions provider of choice for biopharma companies. Such solutions will focus on value-added services such as:
◦Finding rare disease patients for clinical trial recruitment and/or delivery of targeted therapeutics.
◦Supporting research and development for targeted therapies with analytic reports leveraging clinicogenomics data across multiple therapeutic areas with an initial emphasis in rare disease.
◦Providing a therapeutic area agnostic platform to access to data, patients and insights for real world evidence and data to support end-to-end drug discovery pipeline.
Research and Development
Our research and development activities include information technology, product development, customer experience, medical affairs, collaborations and research, including health economic and outcomes research (“HEOR”). These activities are principally focused on our efforts to develop and improve the software we use to analyze data, process genomic test orders, deliver reports, and improve customer experience.
We are also participating in certain collaborative studies aimed to provide evidence of the clinical and economic benefit for exome and whole genome sequencing. Two such studies currently underway include the SeqFirst study—in collaboration with Seattle Children’s Hospital and University of Washington—which is designed to demonstrate the broad utility of rapid whole genome sequencing for critically ill newborns and, the Genomic Uniform-Screening Against Rare Diseases In All Newborns (“GUARDIAN”) study—in collaboration with New York-Presbyterian, Columbia University, New York State Department of Health and Illumina, Inc.—which is designed to assess whole genome sequencing to screen newborns for more conditions than those currently included in standard newborn screening in the United States. The goals of these studies are to drive earlier diagnosis and treatment to improve the health of the newborns who participate in such studies, generate evidence to support the expansion of newborn screening through genomic sequencing, and characterize the prevalence and natural history of rare genetic conditions.
Competition
Our competitors include companies that offer molecular genetic testing and consulting services, including specialty and reference laboratories that offer traditional single- and multi-gene tests and biopharma companies. In addition, there are a large number of new entrants into the market for genetic information ranging from informatics and analysis pipeline developers to focused, integrated providers of genetic tools and services for health and wellness, including Illumina, Inc., which is also one of our suppliers. In addition to the companies that currently offer traditional genetic testing services and research centers, other established and emerging healthcare, information technology and service companies may commercialize competitive products including informatics, analysis, integrated genetic tools and services for health and wellness. Principal competitors include companies such as Baylor Genetics, Exact Sciences Corp. (via Prevention), Rady Children’s Hospital and Tempus (via Ambry Genetics) as well as other commercial and academic labs.
Customers and Seasonality
We receive payment for our products and services from third-party payors, patients, business-to-business clients, and from other healthcare partners. Substantially all of our revenue for the year ended December 31, 2024 has been primarily derived from diagnostic test reports and we expect this trend to continue in the near-term. We expect over time to achieve a mix of revenue from diagnostic tests, data and information solutions, newborn screening products and information and interpretation services.
Approximately 2% of our revenues today are derived from referral sources outside of the United States. We expect over time to increase rest of world revenue as knowledge and understanding of the benefits of exome and whole genome sequencing continue to expand.
We typically experience higher revenue in our fourth quarter and lower revenue in the first quarter due in part to seasonal demand of our tests from patients who have met their annual insurance deductible. However, changes in our product and payor mix might cause these seasonal patterns to be different than future patterns of our revenue or financial performance.
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
Patents
The fields of genomic and health information analysis present limited opportunities for patent protection, based on current legal precedents. Our patent protection strategy has focused on seeking protection for certain of our non-gene specific technology and our specific biomarkers. In this regard, we have three pending U.S. non-provisional utility patent applications and seven U.S. provisional patent applications. The utility patent applications include a U.S. patent application related to generating a cancer determination from electronic health records using a cancer determination analysis system, a U.S. patent application related to providing a homologous recombination DNA repair deficiency score for a cancer patient, and a U.S. patent application related to therapeutic treatment for subjects having certain polymorphic markers associated with specific human leukocyte antigen alleles. If patents are issued from the currently pending applications, the earliest patents will begin expiring in the early 2040s, subject to potential extensions of the patent term that will be calculated based on the length of the patent examination process. The claim scope of any potentially issued patents stemming from the present applications may be narrower than included in the initial filings due to any amendments that may arise throughout their prosecution.
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
Total Rewards
We offer competitive compensation to attract and retain high quality talent, and we care for our people so they can focus on our mission. Our employees' total compensation package includes competitive salary, bonuses or sales incentives, equity through our equity incentive plans, 401(K) plan with matching opportunities, and the opportunity to participate in our employee stock purchase plan. Equity participation is provided for certain positions because ownership in the company drives commitment to our long-term success. We provide programs including healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, flexible work schedules, fertility, adoption and surrogacy assistance, employee assistance and wellness support, among many others.
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
CLIA provides that a state may adopt laboratory regulations consistent with those under federal law, and a number of states have implemented their own (sometimes more stringent) laboratory regulatory requirements. CLIA does not preempt state laws that have established laboratory quality standards that are at least as stringent as the federal law requirements under CLIA. State laws may require that nonresident laboratories, or out-of-state laboratories, maintain a laboratory license to perform tests on samples from patients who reside in that state. As a condition of state licensure, these state laws may require that laboratory personnel meet certain qualifications, specify certain quality control procedures or facility requirements, or prescribe record maintenance requirements. We maintain state laboratory licenses for our Gaithersburg facility in Maryland and in New York, California, Pennsylvania and Rhode Island. In addition to having a laboratory license in New York, our laboratory is also required to obtain approval on a test-specific basis for the tests it runs as laboratory developed tests (“LDTs”) by the New York Department of Health before specific testing is performed on samples from New York. If any states currently have or adopt similar licensure requirements in the future, we may be required to modify, delay or stop our operations in those states.
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
We currently offer an LDT version of certain tests. Historically, the FDA has exercised a policy of enforcement discretion with respect to most LDTs, whereby the FDA did not actively enforce its medical device regulatory requirements for such tests. However, at various points in recent years, FDA has indicated that it intends to end enforcement discretion for many tests offered as LDTs, and to require such tests to comply with certain FDA regulatory requirements. Agency officials have previously expressed significant concerns regarding performance disparities between some LDTs and in vitro diagnostics that have been reviewed, cleared, authorized or approved by the FDA.
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
Legislative proposals addressing the FDA’s oversight of LDTs have also been introduced in previous Congresses, and we expect that new legislative proposals will be introduced from time-to-time. For example, versions of the Verifying Accurate Leading-edge IVCT Development Act (the “VALID Act”) have been introduced in Congress several times in recent years, but the VALID Act has not been enacted. The VALID Act, as most recently proposed, would create a new category of medical products separate from medical devices called “in vitro clinical tests,” or IVCTs. As most recently proposed, the VALID Act would modify the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and establish a risk-based approach to imposing requirements related to premarket review, quality systems, and labeling requirements on all IVCTs, including LDTs, but a grandfathering provision would create exemptions from certain requirements for certain LDTs (e.g., LDTs first offered for clinical use not later than May

6, 2024). The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s plans to regulate certain LDTs as medical devices is difficult to predict at this time.
If the FDA ultimately regulates certain LDTs as medical devices, whether via final guidance, final regulation, or as instructed by Congress, our tests may be subject to certain additional regulatory requirements. Complying with the FDA’s requirements for medical devices can be expensive, time-consuming, and subject us to significant or unanticipated delays. Insofar as we may be required to obtain premarket clearance or approval to perform or continue performing an LDT, we cannot be sure that we will be able to obtain such authorization. Even if we obtain regulatory clearance or approval where required, such authorization may not be for the intended uses that we believe are commercially attractive or are critical to the commercial success of our tests. As a result, the application of the FDA’s oversight to our tests could materially and adversely affect our business, financial condition, and results of operations.
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
Additionally, certain of our diagnostic products in development may be subject to regulation by the FDA and similar international health authorities. For these products, we would have an obligation to adhere to the FDA’s current Good Manufacturing Practices and diagnostic product regulations, including providing for an establishment and product listing with the FDA. Additionally, we would be subject to periodic FDA inspections, quality control procedures, and other detailed validation procedures. If the FDA finds deficiencies in the validation of our manufacturing and quality control practices, it may impose restrictions on marketing specific products until corrected. Regulation by governmental authorities in the United States and other countries may be a significant factor in how we develop, test, produce and market our diagnostic test products.
Corporate Practice of Medicine
Numerous states prohibit business organizations from practicing medicine or employing or engaging physicians to practice medicine, which prohibitions are generally referred to as the prohibition against the corporate practice of medicine. These laws are intended to prevent interference in the medical decision-making process by anyone who is not a licensed physician. For example, California’s Medical Board has indicated that determining what diagnostic tests are appropriate for a particular condition and taking responsibility for the ultimate overall care of the patient, including providing treatment options available to the patient, would constitute the unlicensed practice of medicine if performed by an unlicensed person. Violation of these corporate practice of medicine prohibitions may result in civil or criminal fines, as well as sanctions imposed against us and/or the professional through licensure proceedings.
Other Regulatory Requirements
We are subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of regulated medical waste, hazardous waste and biohazardous waste, including chemical, biological agents and compounds, blood and bone marrow samples and other human tissue, and radioactive materials. For example, the U.S. Occupational Safety and Health Administration has established extensive requirements relating specifically to workplace safety for healthcare employers in the United States. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following: the U.S. Department of Transportation, the U.S. Public Health Service, the U.S. Postal Service, the Office of Foreign Assets Control and the International Air Transport Association. We generally use third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials and contractually require them to comply with applicable laws and regulations. These vendors are licensed or otherwise qualified to handle and dispose of such wastes.
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
In addition, the federal Eliminating Kickbacks in Recovery Act of 2018 (the “EKRA”), prohibits knowingly and willfully soliciting or receiving any remuneration (including any kickback, bribe or rebate) directly or indirectly, overtly or covertly, in cash or in kind, in return for referring a patient or patronage to a laboratory; or paying or offering any remuneration (including any kickback, bribe or rebate) directly or indirectly, overtly or covertly, in cash or in kind, to induce a referral of an individual to a laboratory and certain other entities or in exchange for an individual using the services of such entities. The EKRA applies to all payors including commercial payors and government payors, and EKRA violations result in significant fines and/or up to 10 years in jail, separate and apart from existing AKS liability. Several EKRA exceptions are relevant to many common financial relationships involving clinical laboratories and may be relied upon if all of the elements of the applicable exception are satisfied. Failure to meet the requirements of an exception, however, does not render an arrangement illegal. Rather, the government may evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances.
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
HHS announced on December 27, 2024, and published in the Federal Register on January 6, 2025, a Notice of Proposed Rulemaking proposing extensive modifications to the HIPAA security regulations. If finalized, these modifications and could entail significant additional compliance obligations and costs for HIPAA-regulated covered entities and business associates.
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
California and Other State Consumer Privacy Laws
The California Consumer Privacy Act, as amended by the California Privacy Rights Act (together with the California Consumer Privacy Act, the “CCPA”), confers to California consumers, among other things, the right to receive notice of the categories of personal information that will be collected by a business, how the business will use and share the personal information, and the categories of third parties who will receive the personal information. The CCPA also confers rights to access, delete, correct, or request a portable dataset, the right to limit processing of “sensitive personal information,” and the right to receive equal service and pricing from a business after exercising a consumer right granted by the CCPA. In addition, the CCPA allows California consumers the right to opt out of the “sale” of their personal information, which the CCPA defines broadly as any disclosure of personal information to a third party in exchange for monetary or other valuable consideration. The CCPA also allows California consumers to opt out of the “sharing” of information, which restricts a company’s use of personal information for cross-context behavioral advertising. The CCPA requires a business to implement reasonable security procedures to safeguard personal information against unauthorized access, use, or disclosure and imposes purpose limitation, data minimization, data retention and other security compliance obligations on regulated businesses. The CCPA requires businesses to include specific provisions in contracts with third parties that process data on a business’s behalf regarding the third party’s processing and management of such data.
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

The CCPA is enforceable through administrative fines of up to $2,500 for each violation, or $7,500 for intentional violations or where the violator has actual knowledge that the personal information relates to an individual under 16 years of age.
In addition to the CCPA, by the end of 2024, there were eight other states that had consumer privacy laws come into effect, including Colorado, Connecticut, Florida, Montana, Oregon, Texas, Utah, and Virginia. Eight more states will have comprehensive consumer data privacy laws that come into effect in 2025, and many other states have introduced or enacted similar consumer privacy laws. These new state privacy laws and any potential federal consumer privacy law will and would impose additional data protection obligations on covered businesses, including additional consumer rights, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. The new and proposed privacy laws may result in further uncertainty and may require us to incur additional expenditures to comply. These regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management and data use practices and incur substantial compliance expense. Our failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use, or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines, damage to our reputation, and loss of goodwill, any of which could have a material adverse effect on our operations, financial performance, and business.
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
Other Data Protection Laws
There are a growing number of jurisdictions around the globe that have privacy and data protection laws that may apply to us as we enter or expand our business in jurisdictions outside of the United States. These laws are typically triggered by a company’s establishment or physical location in the jurisdiction, data processing activities that take place in the jurisdiction, and/or the processing of personal information about individuals located in that jurisdiction that are targeted, for example, by an offer of goods or services. Certain data protection laws, such as those in the European Union, (the “EU”) and United Kingdom (the “UK”), are comprehensive in nature and include significant requirements around the processing of personal information, while other jurisdictions may have laws less restrictive or prescriptive than those in the United States. Enforcement of these laws varies from jurisdiction to jurisdiction, with a variety of consequences, including civil or criminal penalties, litigation private rights of action, or damage to our reputation.
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
Information Blocking Prohibition
On May 1, 2020, the Office of the National Coordinator for Health Information Technology (“ONC”) promulgated final regulations under the authority of the 21st Century Cures Act to impose new conditions to obtain and maintain certification of certified health information technology and prohibit certain covered actors, including developers of certified health information technology, health information networks/health information exchanges, and health care providers, from engaging in activities that are likely to interfere with the access, exchange, or use of electronic health information (information blocking). The final regulations further defined exceptions for activities that are permissible, even though they may have the effect of interfering with the access, exchange, or use of electronic health information. The information blocking regulations compliance date was April 5, 2021 and the HHS subsequently issued a final rule called the HTI-1 Rule that, among other things, revised the information blocking regulations, effective March 11, 2024. Since then, ONC has published in the Federal Register several proposed and final rules that, among other things, propose to or further revise the information blocking regulations. Under the 21st Century Cures Act, health care providers that violate the information blocking prohibition will be subject to appropriate disincentives. On July 1, 2024, the HHS published in the Federal Register a final rule to establish such disincentives, effective July 31, 2024. Developers of certified information technology and health information networks/health information exchanges may be subject to civil monetary penalties of up to $1 million per violation (adjusted for inflation). The HHS Office of Inspector General has the authority to impose such penalties and on July 3, 2023, published a final rule in the Federal Register codifying new authority in regulation, which became effective September 1, 2023. On July 29, 2024, HHS published a statement in the Federal Register that, among other things, announced a reorganization of certain roles and functions and renamed ONC the Assistant Secretary for Technology Policy and Office of the National Coordinator for Health Information Technology, or ASTP/ONC.
Federal and State Consumer Protection Laws
The Federal Trade Commission (the “FTC”) is an independent U.S. law enforcement agency charged with protecting consumers and enhancing competition across broad sectors of the economy. The FTC’s primary legal authority with respect to data privacy and security comes from Section 5 (“Section 5”) of the Federal Trade Commission Act (the “FTC Act”), which prohibits unfair or deceptive acts or practices in the marketplace. The FTC has increasingly used this broad authority to police data privacy and security, using its powers to investigate and bring lawsuits. Where appropriate, the FTC can seek a variety of remedies, such as but not limited to requiring the implementation of comprehensive privacy and security programs, biennial assessments by independent experts, monetary redress to consumers, and provision of robust notice and choice mechanisms to consumers. In addition to its enforcement mechanisms, the FTC uses a variety of tools to protect consumers’ privacy and personal information, including pursuing enforcement actions to stop violations of law, conducting studies and issuing reports, hosting public workshops, developing educational materials and testifying before the U.S. Congress on issues that affect consumer privacy. Recently, the FTC has issued guidance emphasizing that their authority to prevent unfair or deceptive acts or practices extends to advertising and marketing claims for health care and health-related products.
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
In addition to the FTC Act, most U.S. states have unfair and deceptive acts and practices statutes, known as Unfair Deceptive Acts and Practices (“UDAP”) statutes, that substantially mirror the FTC Act and have been applied in the privacy and data security context. These vary in substance and strength from state to state. Many have broad prohibitions against unfair and deceptive acts and practices. These statutes generally allow for private rights of action and are enforced by the states’ Attorneys General.
Reimbursement and Billing
In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (“PAMA”), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA (as amended) and its implementing regulations, laboratories that realize at least $12,500 in Medicare Clinical Laboratory Fee Schedule (“CLFS”) revenues during the six month reporting period and that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule must report, beginning in 2017, and then in 2026 and every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payor payment rates and volumes for their tests. None of our tests meet the current definition of advanced diagnostic laboratory tests, and therefore we believe we are required to report private payor rates for our tests on an every-three-years basis, starting next in 2026. The Centers for Medicare & Medicaid Services (“CMS”) use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payor payment rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil money penalties.
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
PAMA codified Medicare coverage rules for laboratory tests by requiring any local coverage determination to be made following the local coverage determination process. PAMA also authorizes CMS to consolidate coverage policies for clinical laboratory tests among one to four laboratory-specific Medicare Administrative Contractors. These same contractors may also be designated to process claims if CMS determines that such a model is appropriate. It is unclear whether CMS will proceed with contractor consolidation under this authorization.
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
We have used, and intend to continue to use, our website, investor relations website (accessible via our website), and social media accounts, including our X, formerly Twitter, feed @GeneDx, our LinkedIn page and our Facebook page, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

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
•Changes in FDA enforcement discretion for LDTs could subject our operations to much more significant regulatory requirements.
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
Furthermore, in cases where we or our partners have established reimbursement rates with third-party payors, we face additional challenges in complying with their procedural requirements for reimbursement. These requirements often vary from payor to payor and are reassessed by third-party payors on a regular basis, and we have needed additional time and resources to comply with them. We have also experienced, and may continue to experience, delays in or denials of coverage if we do not adequately comply with these requirements. Our third-party payors have also requested, and in the future may request, audits of the amounts paid to us. In the past, we have been required to repay certain amounts to payors as a result of such audits. For more information regarding this matter, see Note 3, “Revenue Recognition” to our consolidated financial statements included within this Annual Report. In addition to potential repayment obligations, failure to comply with payor reimbursement policies could result in government enforcement actions and, potentially, exclusion from certain payor programs, which could have a material adverse effect on our business.
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
We currently incorporate artificial intelligence (“AI”) solutions into our workflows and these applications may become important in our operations over time. Further, we are in the process of enhancing and broadening our offerings with AI technologies, and we are exploring potential third-party partnerships to help us offer more robust solutions for providers and patients. Our competitors or other third parties may incorporate AI into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal medical and genetic data of patients analyzed within such applications. Any such cybersecurity incidents related to our use of AI applications to analyze personal data could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI and its various uses, may require significant resources to develop, test and maintain offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.
We may need to raise additional capital to fund our existing operations, develop additional products and services, commercialize new products and services or expand our operations.
We have incurred net losses and negative cash flows from operations since our inception, with an accumulated deficit of $1.4 billion as of December 31, 2024.
We may seek to sell common or preferred equity or convertible debt securities, enter into credit facilities or other forms of third-party funding or debt financing, or dispose of assets or businesses. For example, we have an effective shelf registration statement that we filed with the SEC in August of 2022, registering $300 million of shares of our Class A common stock and other securities. As of December 31, 2024, approximately $102 million of securities remained available under this registration statement. Further, we have entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our Class A common stock with an aggregate offering price up to $75.0 million through TD Cowen, as sales agent, subject to the terms and conditions described in the Sales Agreement and SEC rules and regulations (our “ATM offering”). As of December 31, 2024, approximately $26.8 million of capacity remained available under this ATM offering.
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
We are subject to Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance and inspections. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payors, for our tests. We have current CLIA, College of American Pathologists (“CAP”), and other certifications to conduct our tests at our laboratory in Maryland. To renew these certifications, we are subject to survey and inspection on a regular basis and at the request of the certifying bodies. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratory.
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
Our success depends in large part upon the skills, experience and performance of key members of our executive management team and others in key leadership positions. The efforts of these persons will be critical to us as we continue to develop our technologies and test processes and focus on scaling our business. If we were to lose one or more key executives, we may experience difficulties in competing effectively, developing our tests and technologies and implementing our business strategy. Only certain of our executives have employment contracts, and the majority of our employees are at-will, which means that either we or any employee may terminate their employment at any time or in the notice period set forth in an executive’s contract. In addition, we do not have long-term retention agreements in place with our executive officers. Furthermore, we compete against other leading companies in the diagnostics, health information, and data sciences markets for top talent. If such competitors offer better compensation or opportunities, there is no guarantee that we would be able to retain our key executives.
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
We currently rely upon third-party services for data storage and workflow management, including cloud storage solution providers, such as Microsoft Azure (“Azure”), Amazon Web Services (“AWS”), and Oracle Cloud Infrastructure (“OCI”). We rely on each of these providers to complete several vital workflows in our health information and data science service delivery. To varying degrees some of those services are proprietary to how each platform performs in connection with our current usage of the services.
Nearly all of our data storage and analytics are conducted on, and the data and content we generate on our platforms are processed through, servers hosted by these providers, particularly Azure, AWS and OCI. We also rely on email service providers, bandwidth providers, internet service providers and mobile networks to deliver communications to patients, physicians and partners and to allow patients, physicians and our partners to access various offerings from our platforms. If our third-party vendors are unable or unwilling to provide the services necessary to support our business, or if our agreements with such vendors are terminated, our operations could be significantly disrupted. Some of our vendor agreements may be unilaterally terminated by the licensor for convenience, including with respect to Azure, AWS or OCI, and if such agreements are terminated, we may not be able to enter into similar relationships in the future on reasonable terms or at all.
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
Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding the adoption of our products and services. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations in any given fiscal quarter or year.
We operate in rapidly changing and competitive industries and our projections are subject to the risks and assumptions made by our management with respect to these industries. Operating results are difficult to forecast, as they generally depend on our assessment of the timing of adoption of our current and future products and services, which is uncertain. Furthermore, as we invest in the continued development of new businesses that have yet to achieve significant commercial success, whether because of competition or otherwise, we may not recover the often substantial up-front costs of developing and marketing those products and services or recover the opportunity cost of diverting management and financial resources away from other products or services. Additionally, our business may be affected by reductions in customer or partner demand as a result of a number of factors, which may be difficult to predict. Similarly, our assumptions and expectations with respect to margins and the pricing of our products and services may not prove to be accurate as a result of competitive pressures, customer or partner demands. This may result in decreased revenue, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in revenue. This inability could cause our operating results in a given fiscal quarter or year to be higher or lower than expected. Any failure to achieve our projected operating results could harm the trading price of our securities and our financial position.

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
Accessing, combining, curating, and analyzing health information, including longitudinal patient medical history data and genetic data, are core features of our heath information platform. The regulatory landscape around the storage, processing and deidentification of genetic data is evolving globally and greatly impacts the ability of us, our strategic partners and collaborators to process and use the data in connection with our products and services.
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
Our operating results may fluctuate significantly, depending on a variety of factors, including the following:
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
As of December 31, 2024, our total gross deferred tax assets were approximately $318 million. Future realization of the tax benefits of existing temporary differences and carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2024 and December 31, 2023, the Company performed an evaluation to determine whether a valuation allowance was needed. Based on the Company’s analysis, which considered all available evidence, both positive and negative, the Company determined that it is more likely than not that a significant portion of its deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2024 and December 31, 2023.
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
Risks Related to Acquisitions and Other Strategic Transactions
We may seek to grow our business through additional acquisitions of complementary products or technologies and we may from time to time dispose of or discontinue businesses or assets, and the failure to manage these acquisitions or dispositions, or the failure to integrate acquired businesses with our existing business, could have a material adverse effect on our business, financial condition and operating results.
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
Changes in FDA enforcement discretion for laboratory developed tests LDTs could subject our operations to much more significant regulatory requirements.
We currently offer an LDT version of certain tests. Historically, the FDA has exercised a policy of enforcement discretion with respect to most LDTs, whereby the FDA did not actively enforce its medical device regulatory requirements for such tests. However, at various points in recent years, FDA has indicated that it intends to end enforcement discretion for many tests offered as LDTs, and to require such tests to comply with certain FDA regulatory requirements. Agency officials have previously expressed significant concerns regarding performance disparities between some LDTs and in vitro diagnostics that have been reviewed, cleared, authorized or approved by the FDA.
Most recently, on April 29, 2024, the FDA published a final rule on LDTs, in which FDA outlines its plans to end enforcement discretion for many LDTs in five stages over a four-year period. In Phase 1 (effective May 6, 2025), clinical laboratories would be required to comply with medical device (adverse event) reporting, correction/removal reporting, and certain quality systems complaint handling requirements. In Phase 2 (effective May 6, 2026), clinical laboratories would be required to comply with all other device requirements (e.g., registration/listing, labeling, investigational use), except for remaining quality systems requirements and premarket review. In Phase 3 (effective May 6, 2027), clinical laboratories would be required to comply with all remaining applicable quality systems requirements. In Phase 4 (effective November 6, 2027), clinical laboratories would be required to comply with premarket submission requirements for high-risk tests (i.e., tests subject to premarket approval (PMA) requirement). Finally, in Phase 5 (effective May 6, 2028), clinical laboratories would be required to comply with premarket submission requirements for moderate- and low-risk tests (i.e., tests subject to de novo or 510(k) requirement). The final rule potentially extends enforcement discretion for certain tests – e.g., LDTs approved by the New York State Department of Health, and LDTs first marketed prior to May 6, 2024 which are not modified or are modified in certain limited ways – from certain FDA regulatory requirements, provided certain important limitations have been met. We are actively reviewing the final rule to evaluate its applicability to our operations, and the extent to which we may be required to modify our operations to comply with its requirements.
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
•insurance;
•anti-markup legislation;
•fraud and abuse; and
•consumer protection.
We are also required to comply with applicable FDA regulations, including with respect to our labeling and promotion activities. In addition, advertising and marketing of our clinical products are subject to regulation by the Federal Trade Commission (the “FTC”), and advertising of laboratory services is regulated by certain state laws. Violation of any FDA requirement could result in enforcement actions, such as seizures, injunctions, civil penalties and criminal prosecutions, and violation of any FTC or state law requirement could result in injunctions and other remedies, all of which could have a material adverse effect on our business. Most states also have similar regulatory and enforcement authority for devices. Additionally, most foreign countries have authorities comparable to the FDA and processes for obtaining marketing approvals. Obtaining and maintaining these approvals, and complying with all laws and regulations, may subject us to similar risks and delays as those we could experience under FDA, FTC and state regulation. We incur various costs in complying and overseeing compliance with these laws and regulations. The growth of our business and sales organization, the acquisition of additional businesses or products and services and our expansion outside of the U.S. may increase the potential of violating these laws, regulations or our internal policies and procedures.
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
The False Claims Act prohibits, among other things, knowingly presenting (or causing the presentation of) a false claim for payment to the federal government. Violation of the False Claims Act can result in substantial penalties, including treble damages. Moreover, the False Claims Act permits enforcement by qui tam relators (i.e., whistleblowers), such as competitors, customers, or current/former employees, who will receive a portion of any settlement. As discussed above, violations of the Anti-Kickback statute can serve as the basis for enforcement under the False Claims Act. In addition, inaccurate or otherwise improper claims for reimbursement could constitute a false claim, meaning that we or our partners must carefully and accurately code claims for reimbursement, proactively monitor the accuracy and appropriateness of claims and payments received, diligently investigate any credible information indicating that we or our partners may have received an overpayment, and promptly return any overpayments. Medicare payments are subject to audit, including through the Comprehensive Error Rate Testing (“CERT”), program, and payments may be recouped by CMS if it is determined that they were improperly made. Currently, a small percentage of our revenues are generated by payments from Medicare.
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
•the General Data Protection Regulation (“GDPR”) and UK Data Protection Act 2018 (“UK GDPR”), which imposes strict privacy and security requirements on controllers and processors of European and UK personal data, including enhanced protections for “special categories” of personal data, including sensitive information such as health and genetic information of data subjects;
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
•laws governing genetic counseling services, relating to, among other things, the adequacy of health care, the practice of medicine and other health professions (including the provision of remote care and cross-coverage practice), equipment, personnel, operating policies and procedures and the prerequisites for ordering laboratory tests. Some states have enacted regulations specific to providing services to patients via telehealth. Such regulations include, among other things, informed consent requirements that some states require providers to obtain from their patients before providing telehealth services. Health professionals who provide professional services using telehealth modalities must, in most instances, hold a valid license to practice the applicable health profession in the state in which the patient is located. In addition, certain states require a healthcare professional providing telehealth to be physically located in the same state as the patient. Any failure to comply with these laws and regulations could result in civil or criminal penalties against telehealth providers;
•clinical and human subjects research regulations, including but not limited to the federal Policy for Protection of Human Subjects (45 C.F.R. Part 46), the FDCA and its applicable implementing regulations at 21 C.F.R. Parts 11, 50, 54, 56, 58 and 812, and all equivalent legal requirements in other jurisdictions;
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
Furthermore, the U.S. Supreme Court recently reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court’s decision could significantly impact healthcare, privacy, AI and anti-corruption practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance.
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
We currently rely upon trade secret protection and copyright, as well as non-disclosure agreements and confidentiality and intellectual property ownership provisions in agreements with our consultants, collaborators, vendors and other third parties, confidentiality and proprietary rights agreements, including invention assignment provisions, with our employees, and, to a limited extent, patent protection, to protect our confidential and proprietary information. As our competitors have utilized and are expected to continue utilizing similar methods and have aggregated and are expected to continue to aggregate similar databases of genetic testing information, our success will depend upon our ability to develop proprietary methods and databases and to defend any advantages afforded by our methods and databases relative to our competitors. If we do not protect our intellectual property adequately, competitors may be able to use our methods and databases and thereby erode any competitive advantages we may have.
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
There have been several cases involving “gene patents” and diagnostic claims that have been considered by the U.S. Supreme Court. In March 2012, the Supreme Court in Mayo Collaborative Services v. Prometheus Laboratories, Inc, found a patented diagnostic method claim unpatentable because the relationship between a metabolite concentration and optimized dosage was a patent-ineligible “law of nature.” In June 2013, the Supreme Court ruled in ACLU v. Myriad Genetics, Inc, that an isolated genomic DNA sequence is not patent eligible, but complementary DNA, or “cDNA,” is eligible. The Prometheus and Myriad decisions, as well as subsequent case law, affect the legal concept of subject matter eligibility by seemingly narrowing the scope of the statute defining patentable inventions.
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
Risks Related to Being a Public Company
We incur significant costs and demands on management as a result of compliance with laws and regulations applicable to public companies, which could harm our operating results.
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
If we do not meet the expectations of investors or securities analysts, the market price of our securities may decline. In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. If an active market for our securities does not continue, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the risk factors noted in this Annual Report could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
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
•the expiration of any market stand-off or contractual lock-up agreements;
•the realization of any of the risk factors described herein;
•additions or departures of key personnel;
•failure to comply with the requirements of the Nasdaq;
•failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•actual, potential or perceived control, accounting or reporting problems;
•changes in accounting principles, policies and guidelines; and
•general economic and political conditions such as recessions, fluctuating inflation, interest and tariff rates, uncertainty with respect to the U.S. federal budget, rising global tensions, global conflicts such as the war in Ukraine, fuel prices, international currency fluctuations and acts of war or terrorism.
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
In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. In particular, on September 7, 2022, a shareholder class action lawsuit was filed in the U.S. District Court for the District of Connecticut against the Company and certain of the Company’s current and former officers. In addition, on November 28, 2023, a stockholder filed a lawsuit in the U.S. District Court for the District of Delaware against, among other parties, certain of the Company’s current and former officers and directors and on June 25, 2024, a substantially similar stockholder derivative suit was filed in federal court in the District of Connecticut. For more information, see Note 10, “Purchase Commitments and Contingencies” in the consolidated financial statements included in this Annual Report. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation. For example, on December 2, 2024, we settled a lawsuit that a stockholder commenced in the Delaware Court of Chancery on February 7, 2023 against, among other parties, certain of the Company’s current and former directors, for approximately $21 million. See also Note 10, “Purchase Commitments and Contingencies” in the consolidated financial statements included in this Annual Report.
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
We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act (the “JOBS Act”). As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act; (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year: (a) following September 1, 2025, the fifth anniversary of the initial public offering of CMLS; (b) in which we have total annual gross revenue of at least $1.235 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
We currently take advantage of certain of the scaled disclosures available to “smaller reporting companies,” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of consolidated financial statements. However, based on the market value of our Class A common stock held by non-affiliates as of June 28, 2024 (the last business day of our most recently completed second fiscal quarter), we will no longer be eligible to rely on the scaled disclosure exemptions available to smaller reporting companies starting with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2025.
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
Icahn School of Medicine at Mount Sinai (“ISMMS”), entities affiliated with Casdin Partners Master Fund, L.P. (“Casdin Partners”), and Corvex Management, L.P. (“Corvex Management”) are some of our significant stockholders, which owned approximately 10%, 12%, and 9%, respectively, of our outstanding shares of our Class A common stock as of December 31, 2024. In addition, Mr. Eli D. Casdin, one of our directors, is affiliated with Casdin Partners and CMLS Holdings, LLC (“CMLS Holdings”), which owned approximately 1% of our outstanding shares of our Class A common stock as of December 31, 2024, and Mr. Keith Meister, one of our directors, is affiliated with Corvex Management and CMLS Holdings.
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
We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.33 per public warrant; provided that the last reported sales price of our Class A common stock equals or exceeds $594.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give notice of such redemption to the warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. We will use our best efforts to register or qualify such shares of common stock under the blue-sky laws of the state of residence in those states in which the warrants were offered by us. Redemption of the outstanding public warrants could force the warrant holders: (i) to exercise their public warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) to sell their public warrants at the then-current market price when they might otherwise wish to hold their public warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of their public warrants. None of the private placement warrants will be redeemable by us so long as they are held by CMLS Holdings LLC, or its permitted transferees. Additionally, none of the private warrants issued to Perceptive are redeemable by us so long as the warrants are held by Perceptive, or its permitted transferees.
Our warrants are exercisable for our Class A common stock, which will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of December 31, 2024, our public warrants were exercisable for 457,323 shares of Class A common stock at $379.50 per share, and our private warrants were exercisable for 209,192 shares of Class A common stock at $379.50 per share. The additional shares of our Class A common stock issuable upon exercise of our warrants will result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
Included on our consolidated balance sheet as of December 31, 2024, are liabilities related to our public and private warrants which are each remeasured at fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period in our results of operations and that the amount of such gains or losses could be material. If the price of our Class A common stock decreases, we expect we would recognize non-cash gains on our warrants in future reporting periods.
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
We had 28,016,545 shares of Class A common stock outstanding as of December 31, 2024. We have filed a registration statement which registers the offer and sale from time to time by certain selling stockholders of up to 10,803,779 shares of our Class A common stock. To the extent shares of our Class A common stock are sold into the market pursuant to an effective registration statement, under Rule 144 under the Securities Act or otherwise, particularly in substantial quantities the market price of our Class A common stock could decline.
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
Our Class A common stock and public warrants are listed on the Nasdaq Global Select Market under the symbols “WGS” and “WGSWW,” respectively. However, we cannot ensure that we will be able to satisfy the continued listing standards of Nasdaq, including the minimum closing bid price requirement, going forward. If we cannot satisfy the continued listing standards going forward, The Nasdaq Stock Market may commence delisting procedures against us, which could result in our Class A common stock or public warrants being removed from listing on Nasdaq. If either of our Class A common stock or public warrants were to be delisted, the liquidity of our Class A common stock or warrants could be adversely affected and the market price of our Class A common stock or warrants could decrease. Delisting could also adversely affect our securityholders’ ability to trade or obtain quotations on our securities because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask price for our securities. Investors may also not be able to resell their Class A common stock or warrants at or above the price they paid for such securities or at all.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The Company is committed to maintaining the trust and confidence of our customers, healthcare providers, clients, business partners and employees through a cybersecurity program focused on protecting the confidentiality, security and availability of the information that we collect and store. We actively identify prevent, detect and mitigate cybersecurity threats and are positioned to effectively respond to cybersecurity incidents. Key components of our cybersecurity program include:
Governance: Our board of directors, in coordination with its audit committee, oversees the risks arising from cybersecurity threats, which are embedded in our enterprise risk management (“ERM”) approach. The Board’s audit committee receives regular reports on cybersecurity risks from our Head of Information Security, with prompt escalation of any incident that could materially affect core company operations to the Board. Further, our Head of Information Security works collaboratively across the company to implement and enhance our cybersecurity program. Through ongoing interactions with these teams, our Head of Information

Security monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time. Our Head of Information Security has served in various roles in information technology and information security for over 15 years and holds an undergraduate degree in Management Information System and a graduate degree in Human Resource Management and has attained multiple professional information security certification.
Incident Response Planning: We have established protocols to detect, respond to and recover from cybersecurity incidents promptly.
Technical Safeguards: We deploy commercially reasonable technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. In addition, we maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
Employee Education and Awareness: We provide regular mandatory training for employees regarding cybersecurity threats to equip them with effective tools to address cybersecurity threats and to communicate our evolving information security policies, standards, processes and practices.
Continuous Monitoring: We engage in the routine, periodic assessment and testing of our standards, policies, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures, including assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such exercises are reported to our audit committee, and we adjust our cybersecurity policies, standards, processes and practices as necessary.
Artificial Intelligence
Artificial intelligence (“AI”) has the potential to transform various work sectors significantly. We continue to enhance and broaden our offerings with AI technologies, and we are exploring potential third-party partnerships to help us offer more robust solutions for providers and patients. For example, we currently deploy a phenotype-driven algorithm that uses machine learning and is used to help identify genes to that may cause disease. While we are dedicated to actualizing AI’s potential in our offerings, we are equally committed to ensuring the security of patient data in line with data privacy laws through the Company’s AI Guidelines.
Cybersecurity Threats
Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected, and we believe that such risks are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.
For more information on our cybersecurity risks, see “Risk Factors—Risks Related to Cybersecurity, Privacy and Information Technology”.
Item 2. Properties
Properties for our core operations include our corporate office and headquarters located in Stamford, Connecticut, our primary operating laboratory located in Gaithersburg, Maryland, and a satellite meeting space located in New York City; each are leased spaces with an aggregate of approximately 115,000 square feet. The lease agreements for these properties expire in 2034, 2031, and 2026, respectively.
As previously disclosed, we exited our reproductive health and somatic tumor testing business in 2022. We are actively marketing for sublet our two laboratories in Connecticut as well as a portion of our headquarters in Stamford, Connecticut. The lease agreements for these properties expire in 2030 and 2036, respectively.
We believe that our current facilities are suitable and adequate to meet our current needs. See Note 9, “Leases” to our consolidated financial statements for more information on our future lease obligations.

Item 3. Legal Proceedings
Information regarding legal proceedings can be found in the consolidated financial statements in Note 10, “Purchase Commitments and Contingencies” included in this Annual Report.
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock and public warrants are listed on the Nasdaq Global Select Market under the symbols “WGS” and “WGSWW,” respectively.
Holders
As of February 14, 2025, there were 37 record holders of our Class A common stock and 5 record holders of our public warrants, based upon information received from our transfer agent. However, these numbers do not reflect beneficial owners whose shares were held of record by nominees or broker dealers. We believe a substantially greater number of beneficial owners hold shares of our Class A common stock or public warrants through brokers, banks, or other nominees.
Dividend Policy
We have never paid any cash dividends on our capital stock. We anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business. In addition, the terms of our credit agreement with Perceptive restrict us from paying cash dividends. Therefore, we do not expect to pay cash dividends for the foreseeable future.
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
Overview
See Note 1, “Organization and Description of Business” included within this Annual Report for further information.
Factors Affecting Our Operating Performance
We believe several important factors have impacted, and will continue to impact, our performance and results of operations. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Item 1A. Risk Factors” for more information.
Test Volume
The principal focus of our commercial operations is to offer our diagnostic tests through both our direct sales force and laboratory distribution partners. Test volume correlates with genomic database size and long-term patient relationships. Thus, test volume drives database diversity and enables potential identification of variants of unknown significance and population-specific insights. The number of exome and genome tests resulted and the mix of test results are key indicators that we use to assess the operational efficiency of our business. Once the appropriate workflow is completed, the test is resulted and details are provided to ordered patients or healthcare professionals for reviews, which corresponds to the timing of our revenue recognition.
We believe the number of resulted exome and genome tests in any period is important and useful to our investors because it directly correlates with long-term patient relationships and the size of our genomic database. During the year ended December 31, 2024, we resulted 74,547 exome and genome tests, which represented 33% of all test results, compared to the year ended December 31, 2023, in which we resulted 49,439 exome and genome tests, which represented 22% of all test results.
Success Obtaining and Maintaining Reimbursement
Our ability to increase the number of billable tests and our revenue therefrom will depend on our success in achieving reimbursement for our tests from third-party payors. Reimbursement by a payor may depend on several factors, including a payor’s determination that a test is appropriate, medically necessary, cost-effective, and has received prior authorization. The commercial success of our current and future products, if approved, will depend on the extent to which our customers receive coverage and adequate reimbursement from third-party payors including commercial and Medicaid. Since each payor makes its own decision as to whether to establish a policy or enter into a contract to provide coverage for our tests, as well as the amount it will reimburse us for a test, seeking these approvals is a time-consuming and costly process.
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
We expect to continue to focus our resources on increasing the adoption of, and expanding coverage and reimbursement for exome and genome, and any future tests we may develop or acquire. If we fail to expand and maintain broad adoption of, and coverage and reimbursement for, our tests, our ability to generate revenue and our future business prospects may be adversely affected.

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
Key Components of Results of Operations
Revenue
Diagnostic Test Revenue
The majority of our revenue is derived from genetic and genomic diagnostic testing services for three groups of customers: healthcare professionals working with patients with third-party insurance coverage or without third-party insurance coverage, institutional clients such as hospitals, clinics, state governments and reference laboratories, and self-pay patients. The amount of revenue recognized for diagnostic testing services depends on a number of factors, such as resulted test volumes, contracted rates with our customers and third-party insurance providers, insurance reimbursement policies, payor mix, historical collection experience, price concessions and other business and economic conditions and trends. To date, the majority of our diagnostic test revenue has been earned from orders received for patients with third-party insurance coverage. Our ability to increase our diagnostic test revenue will depend on our ability to increase our market penetration, obtain contracted reimbursement coverage from third-party payors, enter into contracts with institutions, and increase our reimbursement rate for tests performed.
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
Cost of Services
The cost of services reflect the aggregate costs incurred in performing services, which include expenses for reagents and laboratory supplies, compensation expenses for employees directly involved in revenue generating activities, shipping and handling fees, costs of third-party reference lab testing and phlebotomy services, if any, and allocated genetic counseling, facility and information technology costs associated with delivery services. Allocated costs include depreciation of laboratory equipment, facility occupancy, and information technology costs. The cost of services are recorded as the services are performed.
We expect the cost of services to generally increase in absolute dollars with the anticipated growth in diagnostic testing volume and services we provide under our collaboration service agreements. However, we expect the cost per test to decrease over the long term due to the efficiencies we may gain from improved utilization of our laboratory capacity, automation, and other value engineering initiatives. These expected reductions may be offset by new tests which often have a higher cost per test during the introductory phases before we can gain efficiencies. The cost per test may fluctuate from period to period.
Research and Development Expenses
Research and development expenses represent costs incurred to develop our technology and future test offerings. These costs are principally associated with our efforts to develop the software we use to analyze data and process customer orders. These costs primarily consist of compensation expenses for employees performing research and development, innovation and product development activities, costs of reagents and laboratory supplies, costs of consultants and third-party services, equipment and related depreciation expenses, non-capitalizable software development costs, research funding to our research partners as part of research and development agreements and allocated facility and information technology costs associated with genomics medical research. Research and development costs are generally expensed as incurred and certain non-refundable advanced payments provided to our research partners are expensed as the related activities are performed.
We generally expect our research and development expenses to continue to increase in absolute dollars as we innovate and expand the application of our platforms. However, we expect research and development expenses to decrease as a percentage of revenue in the long term, although the percentage may fluctuate from period to period due to the timing and extent of our development and commercialization efforts and fluctuations in our compensation-related charges.
Selling and Marketing Expenses
Selling and marketing expenses primarily consist of compensation expenses for employees performing commercial sales, account management, marketing, and certain genetic counseling services. Selling and marketing costs are expensed as incurred.
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
General and Administrative Expenses
General and administrative expenses primarily consist of compensation expenses for employees in executive leadership, legal, finance and accounting, human resources, information technology, and other administrative functions. In addition, these expenses include office occupancy and information technology costs. General and administrative costs are expensed as incurred.
We generally expect our general and administrative expenses to continue to increase in absolute dollars as we increase headcount and incur costs associated with operating as a public company, including expenses related to legal, accounting, and regulatory matters, and maintaining compliance with requirements of Nasdaq and of the SEC. We expect these expenses to decrease as a percentage of revenue in the long term as revenue increases, although the percentage may fluctuate from period to period due to fluctuations in our compensation-related charges.

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table sets forth our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Revenue
Diagnostic test revenue	$302,157	$195,654	$106,503	54%
Other revenue	3,293	6,912	(3,619)	(52)%
Total revenue	305,450	202,566	102,884	51%
Cost of services	111,053	112,560	(1,507)	(1)%
Gross profit	194,397	90,006	104,391	116%
Research and development	45,722	58,266	(12,544)	(22)%
Selling and marketing	67,371	60,956	6,415	11%
General and administrative	101,110	133,755	(32,645)	(24)%
Impairment loss	—	10,402	(10,402)	(100)%
Other operating expenses, net	3,407	7,223	(3,816)	(53)%
Loss from operations	(23,213)	(180,596)	157,383	(87)%

Non-operating (expenses) income, net
Change in fair value of warrants and contingent liabilities	(13,370)	1,170	(14,540)	NM
Interest (expense) income, net	(3,032)	1,114	(4,146)	NM
Other (expense) income, net	(13,014)	1,619	(14,633)	NM
Total non-operating (expense) income, net	(29,416)	3,903	(33,319)	NM
Loss before income taxes	(52,629)	(176,693)	124,064	(70)%
Income tax benefit	343	926	(583)	(63)%
Net loss	$(52,286)	$(175,767)	$123,481	(70)%
NM – Not Meaningful
Revenue
Total revenue increased by $102.9 million, or 51%, to $305.5 million for the year ended December 31, 2024, from $202.6 million for the year ended December 31, 2023.
Diagnostic test revenue increased by $106.5 million, or 54%, to $302.2 million for the year ended December 31, 2024, from $195.7 million for the year ended December 31, 2023. The increase was attributable to a $109.2 million increase in exome and genome test revenue and an increase in other panel revenue of $5.0 million, which was partially offset by a $2.7 million decrease in hereditary cancer test revenue and a $5.0 million decrease in legacy Sema4 revenues. The increase in exome and genome revenue was driven by a 51% increase in test volume coupled with higher reimbursement rates resulting from lower denial rates and improved collections. Full year and fourth quarter 2024 revenues includes $6.8 million of discrete benefit in connection with a multi-year appeal recovery from a single third-party payor. The fourth quarter benefit is composed of $5.8 million to exome genome revenues and $1.0 million to other test lines.
Other revenue, representing revenue from biopharma and/or data partnership, decreased by $3.6 million, or 52%, to $3.3 million for the year ended December 31, 2024, from $6.9 million for the year ended December 31, 2023. The decrease reflected lower revenue from a partnership program which ended in 2024.
Gross Profit
Gross profit increased by $104.4 million for the year ended December 31, 2024, driven by a combination of a favorable shift in volume mix to higher margin whole exome and genome tests, an improvement in exome average reimbursement rates and continued cost per test leverage.

Research and Development
Research and development expenses decreased by $12.5 million, or 22%, to $45.7 million for the year ended December 31, 2024, from $58.3 million for the year ended December 31, 2023. The decrease was primarily attributable to costs incurred in the prior year from the now discontinued Legacy Sema4 business, which included restructuring costs associated with headcount reduction actions and accelerated amortization for capitalized software no longer in use.
Selling and Marketing
Selling and marketing expenses increased by $6.4 million, or 11%, to $67.4 million for the year ended December 31, 2024, from $61.0 million for the year ended December 31, 2023. The increase reflects our investment to support growth in our commercial team as well as incremental variable billing and selling cost
General and Administrative
General and administrative expenses decreased by $32.6 million, or 24%, to $101.1 million for the year ended December 31, 2024, from $133.8 million for the year ended December 31, 2023. The decrease was attributable to lower current period expenses related to professional services, software and information technology related costs, insurance costs, fixed asset depreciation and personnel-related costs from the now discontinued Legacy Sema4 business.
Impairment Loss
The non-cash charge of $10.4 million for the year ended December 31, 2023 reflected the impairment of certain capital and right-of-use asset leases. See Note 5, “Property and Equipment, net” to our consolidated financial statements for further information.
Other Operating Expenses, Net
Other operating expenses, net were $3.4 million for the year ended December 31, 2024, reflecting related party expenses.
Other operating expenses, net were $7.2 million for the year ended December 31, 2023 and included related party expenses of $5.3 million and a non-cash charge of $3.6 million to reserve for obsolete Legacy Sema4 inventory, partially offset by a gain of $1.7 million to recognize the sale of certain assets of Legacy Sema4.
Non-Operating (Expense) Income, Net
Non-operating expense, net of $29.4 million for the year ended December 31, 2024 primarily reflected a legal settlement, net of insurance, of $12.8 million, a non-cash charge of $10.1 million associated with the exercise of the Perceptive warrant and a non-cash charge of $3.3 million to account for the increase in fair value of our warrant liabilities. Net interest expense for the year ended December 31, 2024 was $3.0 million.
Non-operating income, net of $3.9 million for the year ended December 31, 2023, primarily reflected non-cash benefits of $1.2 million to account for the decrease in fair value of our warrants and contingent liabilities and $2.8 million for a principal loan forgiveness under the amendment to the Connecticut Department of Economic and Community Development (“DECD”) loan, partially offset by $1.0 million in contract termination costs associated with the now discontinued Legacy Sema4 business. Net interest income for the year ended December 31, 2023 was $1.1 million.
See Note 4, “Fair Value Measurement”, Note 8, “Long-Term Debt” and Note 10, “Purchase Commitments and Contingencies” to our consolidated financial statements for further information.
Reconciliation of Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”), we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
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
The following is a reconciliation of revenue to our adjusted gross profit and adjusted gross margin for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Revenue	$305,450	$202,566
Cost of services	111,053	112,560
Gross profit	194,397	90,006
Gross margin	64%	44%
Add:
Depreciation and amortization expense	$4,047	$4,350
Stock-based compensation expense	431	(1,217)
Restructuring expense	54	139
Adjusted gross profit	$198,929	$93,278
Adjusted gross margin	65%	46%
Adjusted Net Income (Loss)
Adjusted net income (loss) is a non-GAAP financial measure that we define as net income (loss) adjusted for depreciation and amortization, stock-based compensation expenses, impairment loss, restructuring and business exit related charges, change in fair market value of financial liabilities, transaction costs and other (income) expense, net. We believe adjusted net income (loss) is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain factors that may vary from company to company for reasons unrelated to overall operating performance.

The following is a reconciliation of our net loss to adjusted net income (loss) for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net loss	$(52,286)	$(175,767)
Depreciation and amortization	21,953	33,734
Stock-based compensation expense	9,138	(326)
Impairment loss (1)	—	10,402
Restructuring costs (2)	1,752	6,532
Change in fair value of warrants and contingent liabilities (3)	13,370	(1,170)
Gain on sale of assets (4)	—	(1,677)
Provision for excess and obsolete inventory associated with Legacy Sema4	—	3,634
Gain on debt forgiveness (5)	—	(2,750)
Other (6)	12,789	1,131
Adjusted net income (loss)	$6,716	$(126,257)
__________________
(1)Represents the impairment of certain capital and right-of-use asset leases.
(2)Represents costs incurred for restructuring activities, which include severance, and in the prior period, third-party consulting costs.
(3)Represents the change in fair market value of the liabilities associated with our public warrants, private placement warrants, Perceptive warrants and the earn-out shares.
(4)Represents a prior year gain recognized on the sale of certain assets sold as a result of an auction.
(5)Represents principal loan forgiveness under the amendment to the DECD loan.
(6)For the year ended December 31, 2024, represents a legal settlement for a certain litigation matter. See Note 10, “Purchase Commitments and Contingencies” to our consolidated financial statements for further information. For the year ended December 31, 2023, represents contract termination costs associated with the now discontinued Legacy Sema4 business.
Liquidity and Capital Resources
As of December 31, 2024, our existing cash and cash equivalents and available-for-sale marketable securities were $141.2 million.
We believe that our cash and cash equivalents and available-for-sale marketable securities provide us with sufficient liquidity for at least twelve months from the filing date of this Annual Report. Accordingly, our consolidated financial statements included in this Annual Report have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Nevertheless, we may also seek additional funding in the future through the sale of common or preferred equity or convertible debt securities, by entering into other credit facilities or other forms of third-party funding, or other debt financing or by disposing of assets or businesses.
We have an effective shelf registration statement that we filed with the SEC in August of 2022, registering $300 million of shares of our Class A common stock and other securities. As of December 31, 2024, approximately $102 million of securities remained available under this registration statement. Further, we have entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our Class A common stock with an aggregate offering price up to $75.0 million through TD Cowen, as sales agent, subject to the terms and conditions described in the Sales Agreement and SEC rules and regulations (our “ATM offering”). As of December 31, 2024, approximately $26.8 million of capacity remained available under this ATM offering.
Material Cash Requirements for Known Contractual Obligations and Commitments
The following is a description of commitments for known and reasonably likely cash requirements as of December 31, 2024 and December 31, 2023. We anticipate fulfilling such commitments with our existing cash and cash equivalents and available-for-sale marketable securities or through additional capital raised to finance our operations.
Our future minimum payments under non-cancellable operating lease and finance lease agreements were $62.3 million and $31.9 million, respectively as of December 31, 2024. The timing of these future payments, by year, can be found in our consolidated financial statements in Note 9, “Leases”, included within this Annual Report.
As discussed in the notes to our consolidated financial statements, in 2022, we entered into an agreement with one of our third-party payors to settle for $42.0 million claims related to coverage and billing matters allegedly resulting in overpayments by the payor to Legacy Sema4. As of December 31, 2024, remaining payments due to the payor were $12.0 million. For more information regarding this matter, see Note 3, “Revenue Recognition” included within this Annual Report.
Our future contractual purchase commitments were $37.6 million as of December 31, 2024. The timing of these future payments, by year, can be found in our consolidated financial statements in Note 10, “Purchase Commitments and Contingencies”, included within this Annual Report.
Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(28,496)	$(180,147)
Net cash used in investing activities	(30,132)	(43,726)
Net cash provided by financing activities	44,162	186,238
Operating Activities
Net cash used in operating activities during the year ended December 31, 2024 was $28.5 million, driven by lower cash expenditures in the current year as compared with the prior year, which reflected improved gross margin profitability, as well as the realization of cost savings from the exited Legacy Sema4 business and previously executed cost reduction initiatives.
Net cash used in operating activities during the year ended December 31, 2023 was $180.1 million, which was primarily attributable to a net loss of $175.8 million and unfavorable working capital associated with the wind down of the Legacy Sema4 accounts payable, primarily during the second half of 2023, which was partially offset by the release of a third-party payor reserve.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2024 was $30.1 million which included purchases of marketable securities of $66.3 million and $5.5 million in purchases of property and equipment, partially offset by $41.7 million in proceeds from the sales and maturities of marketable securities.
Net cash used in investing activities during the year ended December 31, 2023 was $43.7 million, which included purchases of marketable securities of $47.7 million, $12.1 million in consideration held in escrow paid for the Acquisition and $5.3 million in purchases of property and equipment, which was offset partially by $17.8 million in proceeds from maturities of marketable securities and $4.0 million in proceeds from the sale of assets.
Financing Activities
Net cash provided by financing activities during the year ended December 31, 2024 was $44.2 million, which included $46.5 million in proceeds from our ATM offering, net of issuance costs, partially offset by $2.7 million of finance lease payments and $0.5 million of principal payments on the DECD loan.
Net cash provided by financing activities during the year ended December 31, 2023 was $186.2 million, which was primarily driven by the $143.0 million net proceeds from the underwritten public offering and concurrent registered direct offering, net of issuance costs, and $48.5 million from the term loan facility with Perceptive (the “Perceptive Term Loan Facility”), which was offset partially by the DECD loan payment of $2.0 million and $3.6 million of finance lease payments.
Recent Accounting Pronouncements
Information on recent accounting pronouncements can be found in Note 2, “Summary of Significant Accounting Policies”.
Filer Status
Loss of Smaller Reporting Company Status
As the market value of our shares of Class A common stock held by non-affiliates was between $250.0 million and $700.0 million as of June 28, 2024 (the last business day of our most recently completed second fiscal quarter) and our revenue for the year ended December 31, 2023 was more than $100.0 million, we continue to be deemed an accelerated filer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2024. However, we are no longer a “smaller reporting company” and will no longer be eligible to rely on the scaled disclosure exemptions available to smaller reporting companies starting with our first Quarterly Report on Form 10-Q in 2025.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, available-for-sale marketable securities and restricted cash consists of bank deposits and money market funds, which totaled $142.2 million and $131.1 million at December 31, 2024 and 2023, respectively. Such interest-bearing instruments carry a degree of risk. However, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A 100-basis-point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and restricted cash.
We are also exposed to interest rate risk on our variable rate debt associated with the Perceptive Term Loan Facility. Changes in interest rates can impact future interest payments we are obligated to pay.
See Note 8, “Long-Term Debt” to our consolidated financial statements for further information.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GeneDx Holdings Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GeneDx Holdings Corp. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
New York, New York
February 20, 2025

GeneDx Holdings Corp.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$85,212	$99,681
Marketable securities	55,973	30,467
Accounts receivable	37,426	32,371
Due from related parties	203	445
Inventory, net	10,650	8,777
Prepaid expenses and other current assets	8,504	10,598
Total current assets	197,968	182,339
Operating lease right-of-use assets	25,613	26,900
Property and equipment, net	32,893	32,479
Intangible assets, net	158,600	172,625
Other assets	4,306	4,413
Total assets	$419,380	$418,756
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$30,044	$37,456
Due to related parties	1,607	1,379
Short-term lease liabilities	3,336	3,647
Other current liabilities	19,830	16,336
Total current liabilities	54,817	58,818
Long-term debt, net of current portion	51,913	52,688
Long-term lease liabilities	60,919	62,938
Other liabilities	5,519	14,735
Deferred taxes	965	1,560
Total liabilities	174,133	190,739
Purchase commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock, $0.0001 par value: 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Class A common stock, $0.0001 par value: 1,000,000,000 shares authorized, 28,016,545 and 25,978,863 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	1,596,889	1,527,778
Accumulated deficit	(1,352,474)	(1,300,188)
Accumulated other comprehensive income	830	425
Total stockholders’ equity	245,247	228,017
Total liabilities and stockholders’ equity	$419,380	$418,756
The accompanying notes are an integral part of these consolidated financial statements.

GeneDx Holdings Corp.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share and share amounts)

	Year Ended December 31,
	2024	2023
Revenue
Diagnostic test revenue	$302,157	$195,654
Other revenue	3,293	6,912
Total revenue	305,450	202,566
Cost of services	111,053	112,560
Gross profit	194,397	90,006
Research and development	45,722	58,266
Selling and marketing	67,371	60,956
General and administrative	101,110	133,755
Impairment loss	—	10,402
Other operating expenses, net	3,407	7,223
Loss from operations	(23,213)	(180,596)

Non-operating (expenses) income, net
Change in fair value of warrants and contingent liabilities	(13,370)	1,170
Interest (expense) income, net	(3,032)	1,114
Other (expense) income, net	(13,014)	1,619
Total non-operating (expense) income, net	(29,416)	3,903
Loss before income taxes	(52,629)	(176,693)
Income tax benefit	343	926
Net loss	$(52,286)	$(175,767)

Other comprehensive income, net of tax
Unrealized gain related to available for sale securities, net	405	425
Comprehensive loss	$(51,881)	$(175,342)

Weighted average shares outstanding of Class A common stock	26,891,213	24,311,989
Basic and diluted net loss per share, Class A common stock	$(1.94)	$(7.23)
The accompanying notes are an integral part of these consolidated financial statements.

GeneDx Holdings Corp.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par Value
Balance at December 31, 2022	11,773,065	$1	$1,378,125	$(1,124,421)	—	$253,705
Net loss	—	—	—	(175,767)	—	(175,767)
Common stock issued pursuant to stock option exercises	50,444	—	285	—	—	285
Stock-based compensation expense	—	—	(326)	—	—	(326)
Vested restricted stock units converted to common stock	431,671	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	425	425
Issuance of common stock in registered direct offering, net of issuance costs	676,868	—	7,564	—	—	7,564
Issuance of common stock for first Milestone Payment	701,460	—	6,692	—	—	6,692
Fractional shares issued upon reverse stock split	29,603	—	—	—	—	—
Issuance of common stock in underwritten public offering, net of issuance costs	12,315,752	1	135,438	—	—	135,439
Balance at December 31, 2023	25,978,863	$2	$1,527,778	$(1,300,188)	$425	$228,017
Net loss	—	—	—	(52,286)	—	(52,286)
Common stock issued pursuant to stock option exercises	68,453	—	394	—	—	394
Common stock issued pursuant to Perceptive warrant exercise	645,414	—	12,586	—	—	12,586
Stock-based compensation expense	—	—	9,138	—	—	9,138
Other comprehensive income, net of tax	—	—	—	—	405	405
Vested restricted stock units converted to common stock	471,663	—	—	—	—	—
Issuance of common stock in ATM offering, net of issuance costs	825,379	—	46,496	—	—	46,496
Common stock issued pursuant to employee stock purchase plan	26,773	—	497	—	—	497
Balance at December 31, 2024	28,016,545	$2	$1,596,889	$(1,352,474)	$830	$245,247
The accompanying notes are an integral part of these consolidated financial statements.

GeneDx Holdings Corp.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023
Operating activities
Net loss	$(52,286)	$(175,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	21,953	33,734
Stock-based compensation expense	9,138	(326)
Change in fair value of warrants and contingent liabilities	13,370	(1,170)
Deferred tax benefit	(343)	(926)
Provision for excess and obsolete inventory	180	3,913
Change in third party payor reserves	607	(9,745)
Gain on sale of assets	—	(1,677)
Gain on debt forgiveness	—	(2,750)
Impairment loss	—	10,402
Other	3,630	2,406
Change in operating assets and liabilities:
Accounts receivable	(5,421)	10,263
Inventory	(2,585)	975
Accounts payable and accrued expenses	(20,461)	(46,953)
Other assets and liabilities	3,722	(2,526)
Net cash used in operating activities	(28,496)	(180,147)
Investing activities
Proceeds from maturities of marketable securities	41,060	17,765
Purchases of marketable securities	(66,302)	(47,670)
Purchases of property and equipment	(5,491)	(5,250)
Proceeds from sales of marketable securities	601	—
Consideration on escrow paid for Legacy GeneDx acquisition	—	(12,144)
Proceeds from sales of assets	—	4,034
Development of internal-use software assets	—	(461)
Net cash used in investing activities	(30,132)	(43,726)
Financing activities
Proceeds from offerings, net of issuance costs	46,496	143,002
Exercise of stock options	394	285
Issuance of stock pursuant to employee stock purchase plan	497	—
Long-term debt principal payments	(497)	(2,000)
Finance lease payoff and principal payments	(2,728)	(3,598)
Proceeds from long-term debt	—	48,549
Net cash provided by financing activities	44,162	186,238
Net decrease in cash, cash equivalents and restricted cash	(14,466)	(37,635)
Cash, cash equivalents and restricted cash, at beginning of year	100,668	138,303
Cash, cash equivalents and restricted cash, at end of year	$86,202	$100,668

Supplemental disclosures of cash flow information
Stock consideration paid pursuant to exercise of Perceptive warrant	$12,586	$—
Cash paid for interest	$6,677	$3,041
Purchases of property and equipment in accounts payable and accrued expenses	$2,597	$134
Cash paid for taxes	$1,167	$1,465
Assets acquired under capital leases obligations	$689	$—
Issuance of common stock for first Milestone Payment	$—	$6,692
Lease liability from obtaining right-of-use asset	$—	$637
The accompanying notes are an integral part of these consolidated financial statements.

GeneDx Holdings Corp.
Notes to Consolidated Financial Statements
1. Organization and Description of Business
GeneDx Holdings Corp., through its subsidiary GeneDx, LLC, is a leading genomics company—one that sits at the intersection of diagnostics and data science, pairing decades of genomic expertise with an ability to interpret clinical data at scale. The Company believes that everyone deserves personalized, targeted medical care—and that it all begins with a genetic diagnosis. Fueled by one of the world’s largest rare disease data sets, the Company’s industry-leading exome and genome tests translate complex genomic data into clinical answers that unlock personalized health plans, accelerate drug discovery, and improve health system efficiencies. The Company operates with conviction that what is best for patients must be embedded in every aspect of our work. In support of these beliefs, we value equitability, simplicity and transparency.

Unless otherwise stated herein or unless the context otherwise requires, references in these notes to:
•“GeneDx Holdings” refer to GeneDx Holdings Corp., a Delaware corporation;
•“Legacy GeneDx” refer to GeneDx, LLC, a Delaware limited liability company, which we acquired on April 29, 2022 (the “Acquisition”);
•“Legacy Sema4” refer to Sema4 OpCo Inc., a Delaware corporation, which consummated the business combination with CM Life Sciences, Inc. (“CMLS”) on July 22, 2021 (the “Business Combination”); and
•“we,” “us” and “our,” the “Company” and “GeneDx” refer, as the context requires, to GeneDx Holdings and its consolidated subsidiaries.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements consolidate the operations and accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Unless otherwise noted, all tabular dollars are in thousands, except per share amounts.
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
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. The Company bases these estimates on current facts, historical and anticipated results, trends and various other assumptions that it believes are reasonable in the circumstances, including assumptions as to future events. These estimates include, but are not limited to, the transaction price for certain contracts with customers, potential or actual claims for recoupment from third-party payors, the valuation of stock-based awards, the valuation of warrant liabilities and income taxes. Actual results could differ materially from those estimates, judgments and assumptions.
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

The Company’s cash, cash equivalents and marketable securities are deposited with high-quality financial institutions. Management believes these financial institutions are financially sound and, accordingly, that minimal credit risk exists. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash in excess of government insured limits and in the event of default by corporations and governments in which it holds investments in cash equivalents and short-term debt securities, to the extent recorded on the consolidated balance sheet. The Company has not experienced any losses on its deposits of cash and cash equivalents.
The Company assesses both the self-pay patient and the third-party payor that reimburses the Company on the patient’s behalf and, institutional billed clients when evaluating concentration of credit risk from customers. Significant patients and payors are those that represent more than 10% of the Company’s total annual revenues or accounts receivable balance at each respective balance sheet date. The significant concentrations of accounts receivable as of December 31, 2024 and 2023 were primarily from large managed care insurance companies, institutional billed accounts, and data arrangements. There was no individual patient or client that accounted for 10% or more of revenue or accounts receivable for any of the years presented. The Company does not require collateral as a means to mitigate customer credit risk.
For each significant payor, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue		Accounts Receivable
	Year Ended December 31,		As of December 31,
	2024	2023	2024	2023
Payor A (1)	22%	18%	13%	*
Payor B	32%	28%	11%	10%
__________________
*less than 10%
(1)This payor group includes multiple individual plans and the Company calculates and presents the aggregated value from all plans, which is consistent with the Company’s portfolio approach used in accounting for diagnostic test revenue.
The Company is subject to a concentration of risk from a limited number of suppliers for certain reagents and laboratory supplies. One supplier accounted for approximately 13% and 11% of purchases for the years ended December 31, 2024 and 2023, respectively. Another supplier accounted for approximately 10% and 11% of purchases for the years ended December 31, 2024 and 2023, respectively. This risk is managed by maintaining a target quantity of surplus stock. Alternative suppliers are available for some or all of these reagents and supplies.
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
See Note 3, “Revenue Recognition” for more information.
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
Marketable Securities
Marketable securities are classified as current assets as these investments are intended to be available to the Company for use in funding current operations. Unrealized gains and losses on available for sale securities are deemed temporary and are classified in accumulated other comprehensive income within stockholders’ equity. Changes in the fair value of available for sale securities impact earnings only when such securities are sold, or an allowance for expected credit losses or impairment is recognized. The cost of marketable securities sold is based on the specific identification method. We regularly evaluate our portfolio of marketable securities for expected credit losses and impairment for any decline in fair value determined to be other-than-temporary. In making this judgement, we evaluate, among other things, the extent to which the fair value of a security is less than its amortized cost; the financial condition of the issuer, including the credit quality, and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment of whether a marketable security has a credit loss or is impaired could change in the future due to new developments or changes in assumptions related to any particular security.
See Note 4, “Fair Value Measurements” for more information.
Accounts Receivable
Accounts receivable consists of amounts due from customers and third-party payors for services performed and reflect the consideration to which the Company expects to be entitled in exchange for providing those services. Accounts receivable is estimated and recorded in the period the related revenue is recorded. During the years ended December 31, 2024 and 2023, the Company did not record provisions for credit losses. The Company wrote off $0.4 million of accounts receivable balances for the year ended December 31, 2024 and none for the year ended December 31, 2023.
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
See Note 5, “Property and Equipment”.
Intangible Assets, Net
Amortizable intangible assets include trade names and trademarks, developed technology and customer relationships acquired as part of business combinations. Intangible assets are amortized on a straight-line basis. All intangible assets subject to amortization are reviewed for impairment in accordance with ASC Topic 360, Property, Plant and Equipment. There were no impairment losses recorded on intangible assets for any periods presented.
See Note 6, “Intangible Assets” for more information.
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
The Company’s financial assets and liabilities consist of cash and cash equivalents, marketable securities, accounts receivable, other current assets, accounts payable and accrued expenses, other current liabilities, and long-term debt. The Company’s carrying value of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the relatively short-term nature of these accounts.
See Note 4, “Fair Value Measurements” for more information.
Warrant Liability
The Company accounts for warrants as liability-classified instruments based on an assessment of the warrant terms and applicable authoritative guidance in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. This assessment is conducted at the time of warrant issuance. The warrant liabilities are recorded on the consolidated balance sheets at fair value on their respective issuance dates, with subsequent changes in respective fair values recognized on the consolidated statements of operations and comprehensive loss at each reporting date.
See Note 4, “Fair Value Measurements” for more information.
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
See Note 11, “Stock-Based Compensation” for more information.
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

See Note 12, “Income Taxes” for more information.
Leases
Under the accounting standards update (“ASU”) 2016-02, Leases to ASC Topic 842, the Company determines if an arrangement is or contains a lease at inception. A lease qualifies as a finance lease if any of the following criteria are met at the inception of the lease: (i) there is a transfer of ownership of the leased asset to the Company by the end of the lease term, (ii) the Company holds an option to purchase the leased asset that the Company is reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the leased asset, (iv) the present value of the sum of lease payments equals or exceeds substantially all of the fair value of the leased asset, or (v) the nature of the leased asset is specialized to the point that it is expected to provide the lessor no alternative use at the end of the lease term. All other leases are classified as operating leases.
Right-of-use assets (“ROU assets”) represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of remaining future minimum lease payments over the lease term. The Company does not recognize a ROU asset or lease liability for leases with a term of 12 months or less and does not include variable costs, which are based on actual usage, in the measurement of ROU assets and lease liabilities. The ROU assets include any lease payments made prior to the commencement date and initial direct costs incurred and excludes lease incentives received. ROU assets are subsequently assessed for impairment in accordance with the Company’s accounting policy for long-lived assets.
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
See Note 9, “Leases” for more information.
Recently Issued Accounting Pronouncements Not Yet Adopted
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”) in the form of ASUs to the FASB’s ASC. The Company considers the applicability and impact of all ASUs. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or are not expected to have a material impact on the consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). The standard requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The standard requires enhanced segment reporting disclosures, including significant segment expenses and other segment items.

Additionally, the standard requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance will be applied retrospectively to all periods presented in financial statements unless it is impractical to do so. The Company adopted ASU 2023-07 effective December 31, 2024 and it did not have a material impact on its consolidated financial statements and related disclosures.
3. Revenue Recognition
Disaggregated Revenue
The following table summarizes the Company’s disaggregated revenue by payor category:

	Year ended December 31,
	2024			2023
	GeneDx	Other[1]	Total	GeneDx	Other[1]	Total
Diagnostic test revenue:
Patients with third-party insurance	$231,542	$3,157	$234,699	$126,265	$8,226	$134,491
Institutional customers	65,115	—	65,115	59,497	—	59,497
Self-pay patients	2,343	—	2,343	1,702	(36)	1,666
Total diagnostic test revenue	299,000	3,157	302,157	187,464	8,190	195,654
Other revenue	3,293	—	3,293	6,912	—	6,912
Total	$302,293	$3,157	$305,450	$194,376	$8,190	$202,566
__________________
(1)Other represents revenues associated with the Legacy Sema4 diagnostic testing business.
Reassessment of Variable Consideration
Subsequent changes to the estimate of the transaction price, determined on a portfolio basis when applicable, are generally recorded as adjustments to revenue in the period of the change. The Company updates estimated variable consideration quarterly.
For the years ended December 31, 2024 and December 31, 2023, the total change in estimate resulted in a net increase to revenue of $15.1 million and $8.8 million respectively, resulting from changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and potential and actual settlements with third party payors. The change in estimate also included an increase in revenue related to the release of a previously established payor reserve, as further disclosed in the “Certain Payor Matters” section below. During the year ended December 31, 2024, the Company recorded a discrete benefit of $6.8 million in connection with a multi-year appeal recovery from a single third-party payor.
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

On December 30, 2022, the Company entered into a settlement agreement with one of its third-party payors (the “Payor”) in order to settle the claims related to coverage and billing matters allegedly resulting in the overpayments by the Payor to Legacy Sema4 (the “Disputed Claims”). Under the settlement agreement, $42.0 million is to be paid by the Company to the Payor in a series of payments each year through June 30, 2026. The first installment payment of $15.0 million was made on December 31, 2022, the second installment of $5.0 million was made on December 27, 2023, and the third installment of $10.0 million was made on December 31, 2024. As of December 31, 2024, $12.0 million in scheduled payments under the agreement remain, with $10.0 million due in December 2025 and $2.0 million in 2026. In consideration for these payments, the Payor provided releases of the Disputed Claims, effective March 31, 2023.
As a result of this matter, and in connection with a review of certain billing policies and procedures undertaken by management, the Company considered the need to establish reserves for potential recoupments of payments previously made by third-party payors. As of December 31, 2024 and December 31, 2023, $12.6 million and $27.0 million of liabilities were recorded in accounts payable and accrued expenses and other liabilities, respectively. The Company uses estimates, judgments, and assumptions to assess whether it is probable that a significant reversal in the amount of cumulative revenue may occur in future periods, based upon information presently available. These estimates are subject to change. In addition, as discussed above, the Company has made certain adjustments to its estimated variable consideration as result of this matter and other potential settlements with payors.
4. Fair Value Measurements
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
The following tables set forth the fair value of financial instruments that were measured at fair value on a recurring basis:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$57,907	$57,907	$—	$—
U.S. treasury bonds	30,990	—	30,990	—
Corporate and municipal bonds	25,679	—	25,679	—
Total financial assets	$114,576	$57,907	$56,669	$—

Financial Liabilities:
Public warrant liability	$2,415	$2,415	$—	$—
Private warrant liability	1,104	—	1,104	—
Total financial liabilities	$3,519	$2,415	$1,104	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$92,702	$92,702	$—	$—
U.S. treasury bonds	6,128	—	6,128	—
Corporate and municipal bonds	24,098	—	24,098	—
Total financial assets	$122,928	$92,702	$30,226	$—

Financial Liabilities:
Public warrant liability	$149	$149	$—	$—
Private warrant liability	71	—	71	—
Perceptive warrant liability	2,515	—	—	2,515
Total financial liabilities	$2,735	$149	$71	$2,515

There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2024 or December 31, 2023.
The Company’s financial assets include investments in money market funds, U.S. treasury bonds, and corporate and municipal bonds. Investments in money market funds are classified within Level 1 of the fair value hierarchy as they are based on quoted prices in active markets. Investments in U.S. treasury bonds and corporate and municipal bonds are classified within Level 2 of the fair value hierarchy as they are based on quoted bid prices for comparable securities in the marketplace and broker/dealer quotes in active markets.
The Company’s marketable securities presented in the consolidated balance sheet at December 31, 2024 have maturity dates ranging from 2025 through 2027 and are classified as current assets as these investments are intended to be readily available to fund current operations. The differences between the fair value and amortized cost basis of each security are the unrealized gains or losses recorded in accumulated other comprehensive income. As of December 31, 2024, the amortized cost for maturities less than one year and greater than one year were $36.6 million and $18.3 million, respectively.
Public and Private Warrants
As of the consummation of the CMLS and Legacy Sema4 Business Combination in July 2021, there were 666,516 warrants to purchase shares of Class A common stock outstanding, including 447,223 public warrants and 219,293 private placement warrants. As of December 31, 2024, there were 666,515 warrants to purchase shares of Class A common stock outstanding, including 457,323 public warrants and 209,192 private placement warrants outstanding. Each warrant expires five years after the Business Combination or earlier upon redemption or liquidation, and entitles the holder to purchase one share of Class A common stock at an exercise price of $379.50 per share, subject to adjustment, at any time commencing on September 4, 2021.
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
The public warrants are classified within Level 1 of the fair value hierarchy as they are traded in active markets and the fair value is determined on the basis of quoted market prices. The private placement warrants are classified within Level 2 of the fair value hierarchy as management determined the fair value of each private placement warrant is the same as that of a public warrant because the terms are substantially the same.
For the years ended December 31, 2024 and 2023, a loss of $3.3 million and gain of $0.2 million was recorded within the change in the change in fair market value of warrants and contingent liabilities in the consolidated statements of operations and comprehensive loss, respectively.
Perceptive Warrant
On October 27, 2023 (the “Closing Date”), the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Holdings IV, LP, as lender and administrative agent (“Perceptive”), which provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $75.0 million (the “Perceptive Term Loan Facility”). As consideration for the Credit Agreement, the Company issued to Perceptive a warrant to purchase up to 1,200,000 shares (the “Perceptive Warrants”) of its Class A common stock. 800,000 warrant shares (the “Initial Warrant Shares”) vested and became exercisable on the Closing Date and 400,000 warrant shares (the “Additional Warrant Shares” and, together with the Initial Warrant Shares, the “Warrant Shares”) would have potentially vested and become exercisable on the Tranche B Borrowing Date, as defined in Note 8, “Long-Term Debt” included within this Annual Report. As the Company did not seek the additional funding from the Tranche B Loan, the Additional Warrant Shares did not vest and are not exercisable.
On April 30, 2024 (the “Exercise Date”) Perceptive provided the Company with a notice to exercise the Initial Warrant Shares at an aggregate exercise price of $2.5 million and, as payment of the aggregate exercise price, instructed the Company to withhold a number of Initial Warrant Shares based on their aggregate fair market value as of the Exercise Date. The fair market value price of each Initial Warrant Share was equal to the 1-day volume weighted average price (the “1-day VWAP”) of the Company’s Class A common stock on the Exercise Date, or $16.4321. As a result, the Company issued 645,414 shares of its Class A common stock to Perceptive in satisfaction of the cashless exercise in respect of the Initial Warrant Shares. See Note 8, “Long-Term Debt” included within this Annual Report for further information.
For the year ended December 31, 2024, a loss of $10.1 million was recorded within the change in fair market value of warrants and contingent liabilities in the consolidated statements of operations and comprehensive loss based on re-measurement performed as of the Exercise Date.
Contingent Consideration
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
During the year ended December 31, 2023, a gain of $0.9 million was recorded in the change in fair market value of warrants and contingent liabilities in the consolidated statements of operations and comprehensive loss.
Connecticut Department of Economic and Community Development Funding Commitment
The Company’s loan from the Connecticut Department of Economic and Community Development (“DECD”) is classified within Level 2 of the fair value hierarchy. The loan was recorded at its carrying value of $5.8 million and $6.3 million, respectively, at December 31, 2024 and December 31, 2023, with $1.2 million of recorded in other current liabilities on the consolidated balance sheets at December 31, 2024. The fair value was $4.9 million, which is estimated based on discounted cash flows using the yields of similar debt instruments of other companies with similar credit profiles.

5. Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
	2024	2023
Capitalized software	$32,171	$32,171
Laboratory equipment	18,267	15,538
Leasehold improvements	14,655	14,614
Computer equipment	6,912	5,819
Building under finance lease	4,529	4,529
Equipment under finance leases	3,293	2,604
Furniture, fixtures and other equipment	584	550
Construction in-progress	4,960	3,106
Total property and equipment	85,371	78,931
Less: accumulated depreciation and amortization	(52,478)	(46,452)
Property and equipment, net	$32,893	$32,479
For the years ended December 31, 2024 and 2023, depreciation and amortization expense was $7.9 million and $19.7 million, respectively, which included software amortization expense of zero and $6.6 million for the years ended December 31, 2024 and 2023. For intangible amortization, see Note 6, “Intangible Assets”.
For the year ended December 31, 2024, the Company recorded the following:
•$0.6 million charge to accelerate the depreciation, net of trade-in credits, for certain lab equipment that was sold during the period as a trade-in associated with the purchase of new lab equipment; and
•$0.3 million charge to accelerate the depreciation for certain lab equipment that was retired during the period.
For the year ended December 31, 2023, the Company recorded the following:
•$4.0 million charge to accelerate the amortization for certain capitalized software projects associated with Legacy Sema4 that were not expected to be utilized;
•$9.9 million non-cash impairment charges (of which $5.6 million was allocated to the right-of-use asset associated with the sublease), driven by indicators of impairment related to the Icahn School of Medicine at Mount Sinai (“ISMMS“) sublease agreements during the first and third quarters of 2023; and
•$1.7 million net gain on sale of assets primarily associated with the closure of Legacy Sema4 facilities.
Depreciation and amortization expense is included within the statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2024	2023
Cost of services	$4,047	$4,350
Research and development	923	6,710
Selling and marketing	—	2
General and administrative	2,958	8,647
Total depreciation and amortization expense	$7,928	$19,709

6. Intangible Assets
The following table reflects, as of December 31, 2024 and December 31, 2023, the carrying values and remaining useful lives of acquired intangible assets:

	December 31, 2024			December 31, 2023			Weighted-Average Amortization Period (in years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Tradenames and trademarks	$50,000	$(8,333)	$41,667	$50,000	$(5,208)	$44,792	13.3
Developed Technology	48,000	(16,000)	32,000	48,000	(10,000)	38,000	5.3
Customer Relationships	98,000	(13,067)	84,933	98,000	(8,167)	89,833	17.3
	$196,000	$(37,400)	$158,600	$196,000	$(23,375)	$172,625
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2024:

2025	$14,025
2026	14,025
2027	14,025
2028	14,025
2029	14,025
Thereafter	88,475
Total estimated future amortization expense	$158,600
Amortization expense for tradenames and trademarks and developed technology of $9.1 million was recorded in general and administrative expenses for each of the years ended December 31, 2024 and 2023, within the consolidated statements of operations and comprehensive loss. Amortization expense for customer relationships of $4.9 million was recorded in selling and marketing expenses for each of the years ended December 31, 2024 and 2023, within the consolidated statements of operations and comprehensive loss.
7. Related Party Transactions
Related Party Revenues
Total related party diagnostic testing revenues were $1.7 million and $3.2 million for the years ended December 31, 2024 and 2023, respectively. Related party revenues primarily include diagnostic testing revenues from a subsidiary of OPKO and the prices charged represent market rates.
Related Party Expenses
Total related party costs are included within cost of services and related party expenses in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2024	2023
Costs of services	$9,228	$4,338
General and administrative	—	435
Other operating expenses, net	3,407	5,266
Total related party costs	$12,635	$10,039
Expenses recognized pursuant to other service arrangements with ISMMS totaled $4.6 million and $6.8 million for the years ended December 31, 2024 and 2023, respectively. These amounts are included in either cost of services or other operating expenses, net on the consolidated statements of operations and comprehensive loss depending on the particular activity to which the costs relate. Payables due to ISMMS for the other service arrangements were $0.9 million and $1.0 million as of

December 31, 2024 and December 31, 2023, respectively. These amounts are included within due to related parties on the Company’s consolidated balance sheets.
Additionally, the Company incurred $10.5 million and $3.4 million in purchases of diagnostic testing kits and materials and $8.1 million and $1.8 million was recorded in cost of services for the year ended December 31, 2024 and 2023, respectively, from an affiliate of a member of the Board of Directors who has served in the role since July 2021. The prices paid represent market rates. Payables due were $0.7 million and $0.4 million as of December 31, 2024 and 2023.
Legacy GeneDx and OPKO entered into a Transition Services Agreement dated as of April 29, 2022 (the “OPKO TSA”) pursuant to which OPKO had agreed to provide services, at cost, subject to certain limited exceptions, in order to facilitate the transactions contemplated by the Acquisition Merger Agreement, including human resources, information technology support, and finance and accounting. Services in connection with the OPKO TSA were fully completed in October 2023. The Company recognized $1.6 million in costs for the year ended December 31, 2023 related to the agreement.
8. Long-Term Debt
As of December 31, 2024, long-term debt matures as follows:

2025	$1,211
2026	1,235
2027	1,260
2028	51,285
2029	762
Total debt	55,753
Less: current portion of long-term debt	(1,211)
Less: long-term debt issuance costs	(2,629)
Total long-term debt, net of current portion and debt issuance costs	$51,913
Perceptive Term Loan Facility
On October 27, 2023 (the “Closing Date”), the Company entered into the Perceptive Term Loan Facility. An initial tranche of $50.0 million (the “Tranche A Loan”) was funded under the Perceptive Term Loan Facility on the Closing Date. In addition to the Tranche A Loan, the Perceptive Term Loan Facility included an additional tranche of $25.0 million (the “Tranche B Loan,” and together with the Tranche A Loan, the “Term Loans”), which was accessible by the Company through December 31, 2024 so long as the Company satisfied certain customary conditions precedent, including a specified revenue milestone (the funding date of the Tranche B Loan, the “Tranche B Borrowing Date”). Although the requirements for the Tranche B funding were met, the Company did not seek the additional funding.
The Perceptive Term Loan Facility has a maturity date of October 27, 2028 (the “Maturity Date”) and provides for an interest-only period during the term of the loan with principal due at the maturity date. The Company’s net proceeds from the Tranche A Loan were approximately $48.8 million, after deducting debt issuance costs and expenses.
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
On the Closing Date, as consideration for the Credit Agreement, the Company issued the Perceptive Warrant to Perceptive, which allowed them to purchase up to 1,200,000 Warrant Shares. The 800,000 Initial Warrant Shares vested and became exercisable on the Closing Date and 400,000 Additional Warrant Shares would have potentially vested and become exercisable on the Tranche B Borrowing Date. As the Company did not seek the additional funding from the Tranche B Loan, the Additional Warrant Shares did not vest and are not exercisable. The per share exercise price for the Initial Warrant Shares is $3.1752 (the “Initial Warrant Exercise Price”), which is equal to the10-day volume weighted average price (the “10-day VWAP”) of the Company’s Class A common stock at the end of the business day immediately prior to the Closing Date, and the per share exercise price for the Additional Warrant Shares would have been equal to the lower of (a) the Initial Warrant Exercise Price or (b) the 10-day VWAP ending on the end of the business day immediately preceding the Tranche B Borrowing Date. The Perceptive Warrant will be exercisable, in whole or in part, until the 10th anniversary of the applicable vesting date.
On April 30, 2024, Perceptive provided the Company with a notice to exercise the Initial Warrant Shares at an aggregate exercise price of $2.5 million and instructed the Company to withhold a number of Initial Warrant Shares as payment for the aggregate exercise price. As a result, the Company issued 645,414 shares of its Class A common stock in satisfaction of the cashless exercise in respect of the Initial Warrant Shares. See Note 4, “Fair Value Measurement” for further information.
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
In January 2023, the Company amended the DECD Loan Agreement, which resulted in the Company agreeing to pay $2.0 million in principal, obtaining $2.8 million in debt forgiveness for achieving its Phase 2 job milestone, and agreeing to two new forgiveness milestone targets for its Phase 3 job milestone (eligible for $2.0 million in forgiveness) and a final phase job milestone (eligible for $1.0 million in forgiveness) (the “2022 Amended DECD Loan Agreement”). Upon execution of this amendment, the Company paid the $2.0 million in principal and received $2.8 million in debt forgiveness, and the Company recognized the debt forgiveness as other (expense) income, net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023. The terms of the 2022 Amended DECD Loan Agreement require the Company to make interest-only payments through July 2024 and requires the Company to make principal and interest payments commencing in August 2024 through July 2029 at the same fixed annual interest rate of 2.0%. The other terms of the 2022 Amended DECD Loan Agreement remained the same.
During the year ended December 31, 2024, the Company made principal payments totaling $0.5 million. The outstanding loan balance of the DECD loan was $5.8 million at December 31, 2024.
9. Leases
The Company’s leases primarily consist of office and lab space, and equipment for use in its operations. Its leases generally have lease agreements which expire in 2026 to 2036, some with the option to extend. The Company includes extension options that are reasonably certain to be exercised as part of the lease terms. As of December 31, 2024, none of the Company’s lease terms included the extension option as the Company has determined that it is unlikely to exercise the extension option.
Operating Leases
The Company’s primary operating lease arrangements include leased properties for its corporate office and headquarters located in Stamford, Connecticut, its primary operating laboratory located in Gaithersburg, Maryland, and a satellite meeting space located in New York City. The lease agreements for these properties expire in 2034, 2031, and 2026, respectively.

The Company’s operating leases also include laboratories in Branford, Connecticut and Stamford, Connecticut, which as previously disclosed, have ceased operations as part of the Company’s announced exits in 2022 from reproductive health and somatic tumor testing. The lease agreements for these properties expire in 2030 and 2036, respectively. These facilities as well as a portion of its headquarters located in Stamford, Connecticut are actively being marketed for sublet; however, the outstanding lease obligations remain obligations. At inception of the lease for the laboratory in Stamford, Connecticut, the value of the land was determined to be more than 25% of the total value and therefore the building is accounted for as a finance lease and the land as an operating lease.
Finance Leases
In addition to its leased laboratory building in Stamford, Connecticut noted above, the Company routinely enters into various finance lease agreements to obtain laboratory equipment that contain bargain purchase commitments at the end of the lease term. The leases are secured by the underlying equipment.
The tables below present financial information associated with the Company’s operating and finance leases as of, and for the year ended, December 31, 2024 and 2023:

		December 31,
	Classification	2024	2023
Assets
Operating lease assets	Operating lease right-of-use assets	$25,613	$26,900
Finance lease assets	Property and Equipment, net	3,173	3,440
Total lease assets		$28,786	$30,340

Liabilities
Current
Operating	Short-term lease liabilities	$2,608	$2,331
Finance	Short-term lease liabilities	728	1,316

Non-current
Operating	Long-term lease liabilities	$42,698	$44,428
Finance	Long-term lease liabilities	18,221	18,510
Total lease liabilities		$64,255	$66,585

	Year ended December 31,
Lease cost	2024	2023
Operating lease cost
Operating lease cost	$5,637	$5,806
Short-term lease cost	314	745
Variable lease cost	1,140	659
Total operating lease cost	$7,091	$7,210

Finance lease cost
Depreciation and amortization of leased assets	$647	$1,970
Interest on lease liabilities	1,460	1,041
Total finance lease cost	$2,107	$3,011
Total lease cost	$9,198	$10,221

Future minimum lease payments under non-cancellable leases as of December 31, 2024 are as follows:

Maturity of lease liabilities	Operating lease	Finance lease	Total
2025	$6,201	$2,670	$8,871
2026	6,292	2,003	8,295
2027	6,263	2,045	8,308
2028	6,447	2,107	8,554
2029	6,601	2,170	8,771
Thereafter	30,539	20,877	51,416
Total	62,343	31,872	$94,215
Less: imputed interest	(17,037)	(12,923)	(29,960)
Present value of lease liabilities	$45,306	$18,949	$64,255
Other information related to leases as of and for the year ended December 31, 2024 and 2023 and are as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (years)
Operating leases	9.0	10.0
Finance leases	11.4	11.8

Weighted-average discount rate
Operating leases	6.4%	6.4%
Finance leases	8.4%	8.1%

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,231	$5,482
Operating cash flows from finance leases	3,029	1,874
Financing cash flows from finance lease	2,728	3,598
10. Purchase Commitments and Contingencies
Purchase Commitments
The following sets forth purchase commitments with software and equipment providers as of December 31, 2024 with a remaining term of at least one year:

2025	$15,699
2026	8,394
2027	4,592
2028	4,021
2029	3,914
Thereafter	978
Total purchase commitments	$37,598
The Company enters into contracts with suppliers to purchase materials needed for diagnostic testing. These contracts generally do not require multi-year purchase commitments.
For further information regarding the Company’s lease obligations, see Note 9, “Leases” included within this Annual Report.
Contingencies
The Company is or may become subject to various claims and legal actions arising in the ordinary course of business. The Company does not believe that the outcome of any existing matters will have a material effect on the Company’s consolidated financial statements. However, no assurance can be given that the ultimate resolution of such proceedings will not materially impact the Company’s consolidated financial statements.
Except as described below, the Company was not a party to any material legal proceedings as of December 31, 2024, nor is it a party to any material legal proceedings as of the date of issuance of these consolidated financial statements.
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
During the second quarter of 2024, the parties reached an agreement in principle through mediation to resolve all claims for approximately $21 million, and during the third quarter of 2024, the parties executed a formal stipulation of settlement reflecting such agreement in principle. The settlement was paid into escrow on November 12, 2024 and was funded by the Company (based on its indemnification obligations), available insurance of approximately $10 million and proceeds of approximately $1.4 million from the insurance of a third-party defendant. The Delaware Court of Chancery approved the settlement on December 2, 2024. As of December 31, 2024, remaining unpaid litigation and indemnification costs were nominal.

Defined Contribution Plan
Substantially all of the Company’s employees in the U.S. are eligible to participate in the defined contribution plan the Company sponsors. The defined contribution plan allows employees to contribute a portion of their compensation in accordance with specified guidelines. The Company, at its discretion, makes matching contributions. The Company contributed $5.9 million and $6.5 million for the years ended December 31, 2024 and 2023, respectively.

11. Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense is included within the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2024	2023
Cost of services	$431	$(1,217)
Research and development	1,192	(2,585)
Selling and marketing	1,089	(1,266)
General and administrative	6,426	4,742
Total stock-based compensation expense[1,2]	$9,138	$(326)
1 The Company recorded an aggregate reversal of stock-based compensation of $3.9 million and $24.7 million during the years ended December 31, 2024 and 2023, respectively, due to forfeiture activities upon employee terminations.
2 Includes $0.6 million of expense related to the 2021 Employee Stock Purchase Plan during year ended December 31, 2024.
Stock Incentive Plans
The Company maintains the Amended and Restated 2021 Equity Incentive Plan (as amended and restated, the “2021 Plan”), which allows for grants of stock-based awards. No awards granted under the 2021 Plan are exercisable after 10 years from the date of grant, and the awards granted under the 2021 Plan generally vest over a four-year period on a graded vesting basis; however, the Company has also granted certain restricted stock units (“RSUs”) with vesting terms beginning 12 months from the grant date and vesting immediately on the grant date. On January 1 of each year through 2031, the aggregate number of shares of Class A common stock reserved for issuance under the 2021 Plan may be increased automatically by the number of shares equal to 5% of the total number of shares of all classes of common stock issued and outstanding immediately preceding December 31. In January 2024, the number of Class A common stock reserved for future issuance under the 2021 Plan automatically increased by 1,298,943 shares.
The Company also maintains the 2023 Equity Inducement Plan (the “Equity Inducement Plan”), which allows for grants of equity awards of the Company’s Class A common stock to individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company.
As of December 31, 2024, there was an aggregate of 1,857,260 shares available for grants of stock options or other awards under the 2021 Plan and Equity Inducement Plan. In January 2025, the number of Class A common stock reserved for future issuance under the 2021 Plan automatically increased by 1,400,827 shares.
Stock Option Activity
All stock options granted under the 2021 Plan are accounted for as time-based equity awards. The following summarizes the stock option activity during the year ended December 31, 2024:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at December 31, 2023	497,976	$42.80	5.55	$—
Options granted	—	$—
Options exercised	(68,453)	$5.77
Options forfeited and canceled	(88,243)	$63.45
Balance at December 31, 2024	341,280	$44.83	5.99	$12,429
Options exercisable at December 31, 2024	290,963	$40.47	5.74	$11,799
Non-vested options outstanding at the end of the year were 50,317 with weighted average grant-date fair value of $14.52. As of December 31, 2024, unrecognized stock-based compensation cost related to the unvested portion of the Company’s stock options was $0.5 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 1.0 years.

The weighted-average grant-date fair value and total fair value of options with tranches vested was $34.42 and $0.7 million for the year ended December 31, 2024, respectively, and $25.07 and $1.5 million for the year ended December 31, 2023, respectively.
The aggregate intrinsic value of exercised options was $2.3 million and $0.3 million in the years ended December 31, 2024 and 2023, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. The weighted-average grant-date fair value of options forfeited and canceled was $7.46 for the year ended December 31, 2024.
There were no options granted during the year ended December 31, 2024. The fair value of the stock option awards granted during the year ended December 31, 2023 were estimated using the Black-Scholes option pricing model with the following assumptions:

2023
Expected volatility	105.0%
Weighted-average expected volatility	105.0%
Expected term (in years)	5.5
Risk-free interest rate	4.03%
Dividend yield	—
Fair value of Class A common stock	$6.35
Restricted Stock Units (RSU)
The Company issued time-based RSUs to employees under the 2021 Plan. The RSUs automatically convert to common stock on a one-for-one basis as the awards vest. The Company measures the value of RSUs at fair value based on the closing price of the underlying common stock on the grant date. The RSUs granted generally vest over a four-year vesting period from the grant date, however, the Company also granted certain RSUs with vesting term beginning 12 months from the grant date and vesting immediately on the grant date. The following table summarizes the activity related to the Company’s time-based RSUs:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Balance at December 31, 2023	1,507,877	$15.48
Restricted Stock Units granted	1,187,165	$11.37
Restricted Stock Units vested	(471,663)	$17.72
Restricted Stock Units forfeited	(353,818)	$15.63
Balance at December 31, 2024	1,869,561	$12.03
The total fair value of RSUs vested for the years ended December 31, 2024 and 2023 was $2.1 million and $6.6 million, respectively. As of December 31, 2024, unrecognized stock-based compensation cost related to the Company’s RSUs was $10.7 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 1.8 years.
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
The first offering period was completed on October 31, 2024 and the Company issued 26,773 shares under the 2021 ESPP during the year ended December 31, 2024. A total of 569,831 shares of Class A common stock were reserved for future issuance under the 2021 ESPP as of December 31, 2024. In January 2025, the number of Class A common stock reserved for future issuance under the 2021 ESPP automatically increased by 280,165 shares.

12. Income Taxes
The components of income before incomes taxes consisted of the following:

	Year Ended December 31,
	2024	2023
Foreign	$929	$623
Domestic	(53,558)	(177,316)
Loss before income tax provision (benefit)	(52,629)	(176,693)

	Year Ended December 31,
	2024	2023
Current
Federal	$—	$—
State and Local	—	—
Foreign	241	164
Total Current	$241	$164

Deferred
Federal	$(229)	$942
State and Local	(355)	(2,032)
Foreign	—	—
Total Deferred	(584)	(1,090)
Total income tax provision (benefit)	$(343)	$(926)
For the years ended December 31, 2024 and 2023, the Company recorded a total income tax benefit of $0.3 million and $0.9 million, respectively. Accordingly, the effective tax rate for the Company for the years ended December 31, 2024 and 2023 was 0.6% and 0.5%, respectively. A reconciliation of the anticipated income tax expense/(benefit) computed by applying the statutory federal income tax rate of 21% to loss before income taxes to the amount reported in the statement of operations and comprehensive loss is as follows:

	Year Ended December 31,
	2024	2023
U.S. federal taxes at statutory rate	21.0%	21.0%
State taxes (net of federal benefit)	0.6	1.1
Research and development tax credits	—	(0.8)
Non-deductible stock-based compensation	(3.8)	(2.4)
162(m) limitation	(2.7)	(0.1)
Permanent items	(0.5)	(0.1)
Unrealized fair market value gain on warrants	(5.4)	0.1
Goodwill impairment	—	(0.1)
Change in valuation allowance	(10.7)	(18.4)
Other	2.1	0.2
Effective tax rate	0.6%	0.5%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the net deferred tax assets and liabilities were as follows:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$257,047	$257,960
Stock-based compensation	2,599	7,690
Accrued compensation	2,001	1,269
Accrued expenses	247	3,470
Research and development credits	6,477	6,374
Leases	14,801	14,054
Obsolete inventory reserve	12	136
Third party liability	2,971	7,514
Section 174 amortization	29,484	25,993
Capitalized software	766	1,211
Other	1,194	814
Total deferred tax assets	317,599	326,485
Valuation allowance	(272,275)	(271,567)
Deferred tax assets, net of valuation allowance	45,324	54,918

Deferred tax liabilities:
Property and equipment	(1,013)	(1,279)
ROU asset	(6,252)	(7,353)
Intangible amortization	(39,024)	(47,846)
Total deferred tax liabilities	(46,289)	(56,478)
Net deferred tax liability after valuation allowance	$(965)	$(1,560)
As of December 31, 2024, the Company had the following tax net operating loss carryforwards available to reduce future federal and state taxable income, and tax credit carryforwards available to offset future federal and Connecticut income taxes:

	Amount	Expiration period
Tax net operating loss carryforwards:
Federal (pre-2018 net operating losses)	$33,056	2036-2037
Federal (post-2017 net operating losses)	$871,367	No expiration
State and Local	$1,179,626	2027-2044
State and Local	$100,363	No expiration
Tax credit carryforwards:
Federal research and development	$5,460	2038-2041
Connecticut research and development	$777	2036
Connecticut research and development	$511	No expiration
The Company had the following deferred tax valuation allowance balances:

Year	Balance at the Beginning of Period	Additions	Balance at the End of Period
2024	$271,567	708	$272,275
2023	$226,644	44,923	$271,567
Future realization of the tax benefits of existing temporary differences and carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2024 and 2023 the Company performed an evaluation to determine whether a valuation allowance was needed. Based on the Company’s analysis, which considered all available evidence, both positive and negative, the Company determined that it is more likely than not that a significant portion of its deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2024 and 2023. The valuation allowance increased by $0.7 million in 2024 and $44.9 million in 2023, primarily due to the increase in net operating loss carryforwards.
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
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2024 and 2023 is as follows:

	As of December 31,
	2024	2023
Unrecognized tax benefits – January 1	$718	$718
Gross increases – tax positions in current period	—	—
Unrecognized tax benefits – December 31	$718	$718
To the extent penalties and interest would be assessed on any underpayment of income tax, the Company’s policy is that such amounts would be accrued and classified as a component of income tax expense in the financial statements. The Company had a nominal amount of accrued interest or penalties related to uncertain tax positions as of December 31, 2024 and 2023.
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
13. Net Loss per Share
Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(52,286)	$(175,767)
Denominator:
Basic and diluted weighted-average common shares outstanding	26,891,213	24,311,989
Basic and diluted loss per share	$(1.94)	$(7.23)

The following tables summarize the outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2024	2023
Outstanding options and RSUs to purchase Class A common stock	2,210,841	2,005,853
Outstanding warrants	666,515	1,466,515
Outstanding 2021 ESPP shares	20,566	—
Total	2,897,922	3,472,368
14. Restructuring Costs
The table below provides certain information concerning restructuring activity during the year ended December 31, 2024 and December 31, 2023:

	Reserve Balance at December 31, 2023	Charged to Costs and Expenses	Payments and Other	Reserve Balance at December 31, 2024
Severance	$1,853	$1,752	$(2,859)	$746

	Reserve Balance at December 31, 2022	Charged to Costs and Expenses	Payments and Other	Reserve Balance at December 31, 2023
Severance	$4,770	$6,514	$(9,431)	$1,853
Other	253	18	(271)	—
Total	$5,023	$6,532	$(9,702)	$1,853
Expenses related to restructuring activities are included within the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2024	2023
Cost of services	$54	$139
Research and development	151	3,176
Selling and marketing	548	1,371
General and administrative	999	1,846
Total restructuring expense	$1,752	$6,532
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
15. Supplemental Financial Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets to the total of the same amounts shown on the consolidated statements of cash flows:

	As of December 31,
	2024	2023
Cash and cash equivalents	$85,212	$99,681
Restricted cash (included in other assets)	990	987
Total	$86,202	$100,668

Restricted cash included in other assets as of December 31, 2024 and 2023 primarily consists of money market deposit accounts that secure an irrevocable standby letter of credit that serves as collateral for security deposit operating leases.
Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2024	2023
Prepaid expenses	$7,425	$8,640
Other current assets	1,079	1,958
Total	$8,504	$10,598
Accounts payable and accrued expenses consisted of the following:

	As of December 31,
	2024	2023
Accounts payable	$7,954	$10,238
Accrued expenses	11,504	12,179
Reserves for refunds to insurance carriers	10,586	15,039
Total	$30,044	$37,456
Other current liabilities consisted of the following:

	As of December 31,
	2024	2023
Accrued compensation	$16,241	$12,465
Accrued severance	746	1,853
Other	2,843	2,018
Total	$19,830	$16,336
Other liabilities consisted of the following:

	As of December 31,
	2024	2023
Warrant liability	$3,519	$2,735
Third party payor reserve	2,000	12,000
Total	$5,519	$14,735
2023 Capital Raise
On January 31, 2023, the Company raised approximately $150.0 million in gross proceeds and announced the closing of an underwritten public offering of 9,962,316 shares of its Class A common stock and a concurrent registered direct offering of 2,353,436 shares of its Class A common stock. The net offering proceeds received after deducting underwriters’ discounts and commissions payable by the Company were approximately $135.4 million. On April 17, 2023, following the Company’s receipt of stockholder approval for the issuance, the Company issued the remaining 676,868 shares of its Class A common stock to Corvex Select Equity Master Fund LP, Corvex Master Fund LP and Corvex Dynamic Equity Select Master Fund LP in its previously announced registered direct offering for gross proceeds of approximately $7.6 million.
2024 Sales Agreement
The Company entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) in April 2024, pursuant to which the Company may, but is not obligated to, offer and sell, from time to time, shares of its Class A common stock with an aggregate offering price up to $75.0 million through TD Cowen, as sales agent, subject to the terms and conditions described in the Sales Agreement and SEC rules and regulations (the “ATM offering”). During the year ended December 31, 2024, the Company issued 825,379 shares of its Class A common stock in connection with the ATM offering at an average price of $58.41 per share. Proceeds received, net of agent fees and other offering expenses, were $46.5 million. As of December 31, 2024, approximately $26.8 million of capacity remained available under this ATM offering.
16. Segment Reporting
The Company’s structure is aligned with how the chief operating decision maker (“CODM”) reviews the business, makes investing and resource allocation decisions and assesses operating performance. The Company’s CODM is its Chief Executive Officer. At December 31, 2024, the Company has identified one reportable segment: GeneDx inclusive of Legacy GeneDx and Legacy Sema4 data revenues and associated costs. The GeneDx segment primarily provides pediatric and rare disease diagnostics with a focus on whole exome and genome sequencing and, to a lesser extent, data and information services. Other represents the revenues and costs associated with the Legacy Sema4 diagnostics business which was completely shut down in 2023.
The CODM evaluates segment performance based on revenue and adjusted gross profit.

	Year ended December 31,
	2024			2023
	GeneDx	Other	Total	GeneDx	Other	Total
Revenue	$302,293	$3,157	$305,450	$194,376	$8,190	$202,566
Adjusted cost of services	106,376	145	106,521	106,983	2,305	109,288
Adjusted gross profit (1)	195,917	3,012	198,929	87,393	5,885	93,278

Reconciliations:
Depreciation and amortization			4,047			4,350
Stock-based compensation			431			(1,217)
Restructuring charges			54			139
Gross profit			$194,397			$90,006
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
We do not expect that our disclosure controls and procedures, or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the Board of Directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
Previously Reported Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of the Annual Report on Form 10-K as of December 31, 2023, we previously reported the following material weakness in our internal control over financial reporting:
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
Remediation of Previously-Reported Material Weakness
To remediate this material weakness, we completed the following actions:
•We hired key personnel and expanded available resources with experience designing and implementing ITGCs, and through the use of outside consultants.
•We performed a risk assessment over the IT systems used as part of financial reporting.
•We rationalized user roles and permissions and established appropriate segregation of duties, where applicable.
•We implemented process improvements and standardized certain practices across relevant systems, including access provisioning, deprovisioning and user access review processes.

•We conducted training for personnel responsible for internal control performers to deepen their comprehension of risk assessment concepts and to refine their execution of controls pertaining to financial reporting.
•We strengthened and documented our procedures around ITGCs and communicated them to relevant personnel.

Management believes it has effectively designed and tested the operating effectiveness related to the previously-reported material weakness noted above. Accordingly, management has concluded that the material weaknesses has been remediated because each component of the material weakness has been operating effectively for a sufficient period of time.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Other Information
None.
Rule 10b5-1 Plan Adoptions and Modifications
On November 7, 2024, a grantor annuity trust (the “GRAT”) of which Jason Ryan, our chairman and a director, is the trustee, entered into a written plan for the potential transfer of up to an aggregate of 141,356 shares of our Class A common stock (the “Ryan GRAT 10b5-1 Plan”). The Ryan GRAT 10b5-1 Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and will be effective from November 19, 2025 to March 5, 2027.
The Ryan GRAT 10b5-1 plan included a representation from the GRAT to the broker administering the plan that the GRAT was not in possession of any material nonpublic information regarding the Company or the securities subject to the plan. A similar representation was made to us in a certification from Mr. Ryan provided to us in connection with the adoption of the applicable plan under our insider trading policy. Those representations were made as of the date of adoption of the Ryan GRAT 10b5-1 Plan or the certification, as applicable, and speak only as of those dates. In making those representations, there is no assurance with respect to any material non-public information of which the GRAT or Mr. Ryan was unaware, or with respect to any material non-public information acquired by the GRAT, Mr. Ryan or us after the applicable date of the representation.
Other than as disclosed above, during the quarter ended December 31, 2024, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by this Item is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

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
3. Exhibits: The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Incorporated by Reference

No.	Description of Exhibit	Form	Exhibit	Filing Date	Filed Herewith
1.1	Underwriting Agreement by and between GeneDx Holdings Corp. and Jefferies LLC, dated January 26, 2023.	8-K	1.1	01/30/2023

1.2	Sales Agreement, dated April 29, 2024, by and between GeneDx Holdings Corp. and TD Securities (USA) LLC.	8-K	1.1	04/29/2024

2.1+	Agreement and Plan of Merger, dated February 9, 2021, by and among CMLS, Merger Sub and Legacy Sema4, as amended by Amendment to Agreement and Plan of Merger dated May 3, 2021.	DEF14M	Annex A	07/02/2021

2.2	Agreement and Plan of Merger and Reorganization, dated as of January 14, 2022, by and among, Orion Merger Sub I, Inc., Orion Merger Sub II, LLC, GeneDx, Inc., GeneDx Holding 2, Inc. and OPKO Health, Inc.	8-K	2.1	01/18/2022

2.3+	Amendment to Agreement and Plan of Merger and Reorganization, dated as of April 29, 2022, by and among, Sema4 Holdings Corp., Orion Merger Sub I, Inc., Orion Merger Sub II, LLC, GeneDx, Inc., GeneDx Holding 2, Inc. and OPKO Health, Inc.	8-K	99.2	05/02/2022

3.1	Third Amended and Restated Certificate of Incorporation of Sema4 Holdings Corp.	8-K	3.1	07/28/2021

3.2	First Certificate of Amendment of Restated Certificate of Incorporation of Sema4 Holdings Corp.	8-K	3.1	01/09/2023

3.3	Second Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of GeneDx Holdings Corp.	8-K	3.1	04/17/2023

3.4	Third Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of GeneDx Holdings Corp.	8-K	3.1	04/28/2023

3.5	Amended and Restated Bylaws of GeneDx Holdings Corp.	8-K	3.2	01/09/2023

4.1	Specimen Class A Common Stock Certificate.	S-1/A	4.2	08/24/2020

4.2	Specimen Warrant Certificate.	S-1/A	4.3	08/24/2020

4.3	Warrant Agreement, dated as of September 1, 2020, by and between CM Life Sciences, Inc. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	10.1	09/04/2020

4.4	Warrant to Purchase Stock, dated October 27, 2023, by and among the Company and Perceptive Credit Holdings IV, LP.	8-K	4.1	10/30/2023

4.5	Description of Securities.				X

10.1	Amended and Restated Registration Rights Agreement, dated as of July 22, 2021, by and among the Company, certain equity holders of the Company named therein and certain equity holders of Sema4 named therein.	8-K	10.2	07/28/2021

10.2	Form Director of and Officer Indemnification Agreement.	8-K	10.4	07/28/2021

10.3*	GeneDx Holdings Corp. Amended and Restated 2021 Equity Incentive Plan.	8-K	10.1	04/17/2023

10.4*	Form of Stock Option Agreement under the 2021 Equity Incentive Plan.	8-K	10.6	07/28/2021

10.5*	Form of RSU Agreement under the 2021 Equity Incentive Plan.	8-K	10.7	07/28/2021

10.6*	Form of Earn-Out RSU Agreement.	8-K	10.8	07/28/2021

10.7*	2021 Employee Stock Purchase Plan.	8-K	10.9	07/28/2021

10.8*	GeneDx Holdings Corp. 2023 Equity Inducement Plan.	8-K	10.1	07/24/2023

10.9*	Form of Option Award Agreement under the 2023 Equity Inducement Plan.	8-K	10.2	07/24/2023

10.10*	Form of Restricted Stock Unit Award Agreement under the 2023 Equity Inducement Plan.	8-K	10.3	07/24/2023

10.11	Sub-Sublease, dated as of June 6, 2017, by and between Icahn School of Medicine at Mount Sinai and the Company, as amended July 31, 2019.	8-K	10.17	07/28/2021

10.12	Sublease Agreement, dated as of November 8, 2019, by and between Marriott International, Inc. and the Company.	8-K	10.18	07/28/2021

10.13	Sublease, dated as of June 1, 2017, by and between Icahn School of Medicine at Mount Sinai and the Company, as amended December 22, 2017.	8-K	10.19	07/28/2021

10.14	Sublease, dated as of April 23, 2019, by and between Icahn School of Medicine at Mount Sinai and the Company.	8-K	10.20	07/28/2021

10.15	Lease Agreement, dated as of January 31, 2020, by and between 1 Commercial Street Associates, LLC and the Company.	8-K	10.21	07/28/2021

10.16#	Master Services Agreement, dated as of April 2, 2018, by and among the Company, Icahn School of Medicine at Mount Sinai, The Mount Sinai Hospital, and the parties thereto, as amended July 31, 2019.	8-K	10.22	07/28/2021

10.17#	Master Services Agreement, dated as of May 10, 2018, by and between the Company and Icahn School of Medicine at Mount Sinai, as amended July 31, 2019.	8-K	10.23	07/28/2021

10.18#	Data Structuring and Curation Agreement, dated as of August 1, 2019, by and between Icahn School of Medicine at Mount Sinai and the Company, as amended March 11, 2020.	8-K	10.24	07/28/2021

10.19#	BioMe Biospecimen and Data Access Agreement, dated as of July 19, 2019, by and between Icahn School of Medicine at Mount Sinai and the Company.	8-K	10.25	07/28/2021

10.20#	Non-Exclusive Patent License Agreement, dated as of June 1, 2017, by and between the Company and Icahn School of Medicine at Mount Sinai.	8-K	10.26	07/28/2021

10.21#	Supply Agreement, dated as of June 20, 2014, by and between the Company and Illumina, Inc., and amendments thereto.	8-K	10.27	07/28/2021

10.22*	Mount Sinai Genomics, Inc. 2017 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-8	99.6	09/27/2021

10.23	Loan and Security Agreement, dated as of November 15, 2021, between Silicon Valley Bank, the Company and Sema4 OpCo, Inc.	10-Q	10.26	11/15/2021

10.24	Subscription Agreement, dated as of February 9, 2021, by and among the Company and the subscriber parties thereto.	8-K	10.1	02/11/2021

10.25	Form of Subscription Agreement, dated as of January 14, 2022 by and among the Company and the subscriber parties thereto.	8-K	10.1	01/18/2022

10.26	Form of Shareholder Agreement, dated as of January 14, 2022 by and among the Company and the stockholder parties identified therein.	8-K	10.2	01/18/2022

10.27	Form of Support Agreement dated as of January 14, 2022 by and among the Company and the stockholder parties identified therein.	8-K	10.3	01/18/2022

10.28	Form of Lock-Up Agreement, by and among the Company and the stockholder parties identified therein.	8-K	10.4	01/18/2022

10.29*	Executive Chairman Agreement, dated as of January 17, 2022, by and between the Company and Jason Ryan.	10-K	10.31	03/14/2022

10.30*	Amendment No. 1 to Executive Chairman Agreement.	8-K	10.1	04/14/2023

10.31+	Transition Services Agreement, dated as of April 29, 2022, by and between GeneDx, Inc. and OPKO Health, Inc.	8-K	10.1	05/02/2022

10.32*	Employment Agreement, dated as of January 14, 2022, as amended April 29, 2022, by and between Sema4 Holdings Corp. and Katherine Stueland.	8-K	10.2	05/02/2022

10.33*	Employment Agreement of Kevin Feeley, dated January 14, 2022.	10-K	10.32	03/16/2023

10.34*	Amendment No. 1 to the Employment Agreement of Kevin Feeley, dated August 25, 2022.	8-K	10.1	08/26/2022

10.35#	Amendment No. 1 to BioMe Biospecimen and Data Access Agreement, dated as of January 19, 2023, by and between Icahn School of Medicine at Mount Sinai and Sema4 OpCo, Inc.	10-K	10.34	03/16/2023

10.36	2022 Replacement Promissory Note.	10-K	10.35	03/16/2023

10.37	Credit Agreement and Guaranty, dated October 27, 2023, by and among the Company and Perceptive Credit Holdings IV, LP.	8-K	10.1	10/30/2023

10.38	Security Agreement, dated October 27, 2023, by and among the Company and Perceptive Credit Holdings IV, LP.	8-K	10.2	10/30/2023

10.39	Form of Subscription Agreement.	8-K	10.1	01/30/2023

10.40+	Letter Agreement, Amendment No. 2 to Sub-Sublease, dated as of March 20, 2023, by and between Icahn School of Medicine at Mount Sinai and the Company.	10-Q	10.3	05/09/2023

10.41*	Employment Agreement by and between Dr. Bryan Dechairo and GeneDx, LLC, dated as of October 10, 2024.	8-K	10.1	01/02/2025

10.42*	Amendment to Form of Restricted Stock Unit Award Agreement under the 2023 Equity Inducement Plan.				X

19.1	Insider Trading Policy.				X

21.1	Subsidiaries of the Company.				X

23.1	Consent of Ernst & Young LLP, independent registered accounting firm for GeneDx Holdings Corp.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.				X

101.INS	Inline XBRL Instance Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)				X

*	Management Contract or Compensatory Plan
**	Furnished.
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

GENEDX HOLDINGS CORP.

Date:	February 20, 2025	By:	/s/ Katherine Stueland
		Name:	Katherine Stueland
		Title:	Chief Executive Officer and Director (Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Katherine Stueland, Kevin Feeley and Heidi Chen, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Katherine Stueland	Chief Executive Officer and Director	February 20, 2025
Katherine Stueland	(Principal Executive Officer)

/s/ Kevin Feeley	Chief Financial Officer	February 20, 2025
Kevin Feeley	(Principal Financial Officer)

/s/ Jason Ryan	Chairman of the Board	February 20, 2025
Jason Ryan

/s/ Eli D. Casdin	Director	February 20, 2025
Eli D. Casdin

/s/ Emily Leproust	Director	February 20, 2025
Emily Leproust

/s/ Keith Meister	Director	February 20, 2025
Keith Meister

/s/ Joshua Ruch	Director	February 20, 2025
Joshua Ruch

/s/ Richard Pfenninger, Jr.	Director	February 20, 2025
Richard Pfenninger, Jr.