Form 10-Q
period 2025-03-31
GeneDx Holdings Corp.
filed 2025-04-30
CIK 1818331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 28,533,204 shares of Class A common stock, par value $0.0001, outstanding at April 23, 2025.

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
•our pending acquisition of Fabric Genomics;
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements
GeneDx Holdings Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$99,704	$85,212
Marketable securities	59,456	55,973
Accounts receivable	45,983	37,426
Inventory, net	12,662	10,650
Prepaid expenses and other current assets	8,011	8,707
Total current assets	225,816	197,968
Operating lease right-of-use assets	24,883	25,613
Property and equipment, net	36,383	32,893
Intangible assets, net	155,094	158,600
Other assets	4,254	4,306
Total assets	$446,430	$419,380
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$41,862	$30,044
Short-term lease liabilities	3,124	3,336
Other current liabilities	24,555	21,437
Total current liabilities	69,541	54,817
Long-term debt, net of current portion	51,794	51,913
Long-term lease liabilities	59,918	60,919
Other liabilities	6,619	5,519
Deferred taxes	1,153	965
Total liabilities	189,025	174,133
Purchase commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred Stock, $0.0001 par value: 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.0001 par value: 1,000,000,000 shares authorized, 28,530,337 and 28,016,545 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	1,615,501	1,596,889
Accumulated deficit	(1,359,003)	(1,352,474)
Accumulated other comprehensive income	905	830
Total stockholders’ equity	257,405	245,247
Total liabilities and stockholders’ equity	$446,430	$419,380
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2025	2024
Revenue
Diagnostic test revenue	$85,759	$61,104
Other revenue	1,356	1,318
Total revenue	87,115	62,422
Cost of services	28,639	25,011
Gross profit	58,476	37,411
Research and development	12,577	11,567
Selling and marketing	18,316	16,085
General and administrative	32,134	23,419
Loss from operations	(4,551)	(13,660)

Non-operating income (expenses), net
Change in fair value of warrants	(1,100)	(6,101)
Interest expense, net	(640)	(597)
Other income, net	209	37
Total non-operating expenses, net	(1,531)	(6,661)
Loss before income taxes	(6,082)	(20,321)
Income tax (expense) benefit	(447)	82
Net loss	$(6,529)	$(20,239)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) related to available for sale securities, net	75	(134)
Comprehensive loss	$(6,454)	$(20,373)

Weighted average shares outstanding of Class A common stock	28,147,948	26,062,170
Basic and diluted loss per share, Class A common stock	$(0.23)	$(0.78)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share amounts)

	Three months ended March 31, 2025
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2024	28,016,545	$2	$1,596,889	$(1,352,474)	$830	$245,247
Net loss	—	—	—	(6,529)	—	(6,529)
Common stock issued pursuant to stock option exercises	33,442	—	735	—	—	735
Stock-based compensation expense	—	—	3,983	—	—	3,983
Other comprehensive income, net of tax	—	—	—	—	75	75
Vested restricted stock units converted to common stock	330,350	—	—	—	—	—
Issuance of common stock in ATM offering, net of issuance costs	150,000	—	13,894	—	—	13,894
Balance at March 31, 2025	28,530,337	$2	$1,615,501	$(1,359,003)	$905	$257,405

	Three months ended March 31, 2024
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2023	25,978,863	$2	$1,527,778	$(1,300,188)	$425	$228,017
Net loss	—	—	—	(20,239)	—	(20,239)
Common stock issued pursuant to stock option exercises	4,877	—	24	—	—	24
Stock-based compensation expense	—	—	(451)	—	—	(451)
Other comprehensive loss, net of tax	—	—	—	—	(134)	(134)
Vested restricted stock units converted to common stock	138,608	—	—	—	—	—
Balance at March 31, 2024	26,122,348	$2	$1,527,351	$(1,320,427)	$291	$207,217
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2025	2024
Operating activities
Net loss	$(6,529)	$(20,239)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,678	5,248
Stock-based compensation expense	3,983	(451)
Change in fair value of warrants	1,100	6,101
Deferred tax expense	447	(82)
Change in third party payor reserves	1,395	(193)
Other	757	886
Change in operating assets and liabilities:
Accounts receivable	(8,557)	4,220
Inventory	(2,032)	(2,877)
Accounts payable and accrued expenses	10,824	(4,733)
Other assets and liabilities	3,116	(4,293)
Net cash provided by (used in) operating activities	10,182	(16,413)
Investing activities
Purchases of property and equipment	(6,129)	(443)
Purchases of marketable securities	(17,209)	(5,167)
Proceeds from sales of marketable securities	—	598
Proceeds from maturities of marketable securities	13,930	5,855
Net cash (used in) provided by investing activities	(9,408)	843
Financing activities
Proceeds from offerings, net of issuance costs	13,894	—
Exercise of stock options	735	24
Long-term debt principal payments	(300)	—
Finance lease payoff and principal payments	(611)	(462)
Net cash provided by (used in) financing activities	13,718	(438)
Net increase (decrease) in cash, cash equivalents and restricted cash	14,492	(16,008)
Cash, cash equivalents and restricted cash, at beginning of period	86,202	100,668
Cash, cash equivalents and restricted cash, at end of period	$100,694	$84,660

Supplemental disclosures of cash flow information
Cash paid for interest	$1,600	$2,019
Cash paid for taxes	$206	$300
Purchases of property and equipment in accounts payable and accrued expenses	$2,197	$36
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
•“Legacy Sema4” refer to Sema4 OpCo Inc., a Delaware corporation, which consummated the business combination with CM Life Sciences, Inc. (“CMLS”) on July 22, 2021 (the “Business Combination”); and
•“we,” “us” and “our,” the “Company” and “GeneDx” refer to GeneDx Holdings and its consolidated subsidiaries.
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
In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of the financial position and the results of operations of the Company for the interim periods presented. Interim results are not necessarily indicative of the results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).
Emerging Growth Company
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including extended transition periods to comply with new or revised accounting standards for public business entities. The Company has elected to avail itself of this exemption and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the 2024 Form 10-K. Except as set forth below, there have been no material changes to the Company’s critical accounting policies and estimates in the current period.
Stock-Based Compensation
Restricted stock units granted by the Company include time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”). PRSUs represent a right to receive a certain number of shares of the Company’s Class A common stock based on the achievement of specified performance conditions and continued employment during the vesting period. At each reporting period, the Company assesses the probability of the achievement of such performance conditions and records expense for the awards if it is probable that such performance conditions will be achieved.
See Note 12, “Stock-Based Compensation” included within this Quarterly Report for further information.
Concentration of Credit Risk
The Company assesses both the self-pay patient and, if applicable, the third-party payor groups that reimburses the Company on the patient’s behalf when evaluating concentration of credit risk. Significant patients and payor groups are those that represent more than 10% of the Company’s total revenues for the period or accounts receivable balance at each respective balance sheet date. The significant concentrations of accounts receivable as of March 31, 2025 and December 31, 2024 were primarily from large managed care insurance companies, institutional billed accounts, and data arrangements. The Company does not require collateral as a means to mitigate customer credit risk.
For each significant payor group, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue		Accounts Receivable
	Three months ended March 31,		March 31,	December 31,
	2025	2024	2025	2024
Payor group A(1)	24%	19%	16%	13%
Payor group B(1)	35%	30%	22%	11%
(1)The significant payor groups identified in the table above represent multiple payors aggregated based on similar contract terms and reimbursement patterns. No single payor or individual client accounted for more than 10% of revenue or receivables for the current period.
The Company is subject to a concentration of risk from a limited number of suppliers for certain reagents, laboratory equipment and laboratory supplies. One supplier accounted for approximately 25% and 8% of spend for the three months ended March 31, 2025 and 2024, respectively. This risk is managed by maintaining a target quantity of surplus stock. Alternative suppliers are available for the majority of these reagents and supplies.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09, Income Taxes – Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard requires additional disclosures around disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company plans to adopt this pronouncement on a prospective basis, and will include the additional disclosures as required in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The Company does not expect the amended guidance to have a material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Disaggregation of Income Statement Expenses (“ASU 2024-03”). The standard requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. As revised by the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Disaggregation of Income Statement Expenses: Clarifying the Effective Date (“ASU 2025-01”) in January 2025, the provisions of ASU 2024-03 will be effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.
3. Revenue Recognition
Disaggregated Revenue
The following table summarizes the Company’s disaggregated revenue by payor category:

	Three months ended March 31,
	2025			2024
	GeneDx	Other[1]	Total	GeneDx	Other[1]	Total
Diagnostic test revenue:
Patients with third-party insurance	$68,059	$—	$68,059	$42,878	$961	$43,839
Institutional customers	17,604	—	17,604	16,674	—	16,674
Self-pay patients	96	—	96	591	—	591
Total diagnostic test revenue	85,759	—	85,759	60,143	961	61,104
Other revenue	1,356	—	1,356	1,318	—	1,318
Total	$87,115	$—	$87,115	$61,461	$961	$62,422
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
For the three months ended March 31, 2025 and 2024, the total change in estimate recognized, which pertains to performance obligations fulfilled in the previous year, resulted in a net increase to revenue of $6.9 million and $5.7 million, respectively. This change is due to adjustments in the estimated transaction price stemming from contractual modifications, updated information obtained from payors and patients that was previously unknown at the time those performance obligations were met, as well as potential and actual settlements with third party payors. The change in estimate also included an increase in revenue related to a partial release of a previously established payor reserve, as further disclosed in the “Certain Payor Matters” section below.
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
On December 30, 2022, the Company entered into a settlement agreement with one of its third-party payors (the “Payor”) in order to settle the claims related to coverage and billing matters allegedly resulting in the overpayments by the Payor to Legacy Sema4 (the “Disputed Claims”). Under the settlement agreement, $42.0 million is to be paid by the Company to the Payor in a series of payments each year through June 30, 2026. As of March 31, 2025, $12.0 million in scheduled payments under the agreement remain, with $10.0 million due in December 2025 and $2.0 million due in 2026. In consideration for these payments, the Payor provided releases of the Disputed Claims, effective March 31, 2023.
As a result of this matter, and in connection with a review of certain billing policies and procedures undertaken by management, the Company considered the need to establish reserves for potential recoupments of payments previously made by third-party payors. As of March 31, 2025 and December 31, 2024, $14.0 million and $12.6 million of liabilities were recorded in accounts payable and accrued expenses and other liabilities, respectively. The Company uses estimates, judgments, and assumptions to assess whether it is probable that a significant reversal in the amount of cumulative revenue may occur in future periods, based upon information presently available. These estimates are subject to change. In addition, as discussed above, the Company has made certain adjustments to its estimated variable consideration as result of this matter and other potential settlements with payors.
4. Fair Value Measurements
The following tables set forth the fair value of financial instruments that were measured at fair value on a recurring basis:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$67,425	$67,425	$—	$—
U.S. treasury bonds	31,354	—	31,354	—
Corporate and municipal bonds	27,867	—	27,867	—
Total financial assets	$126,646	$67,425	$59,221	$—

Financial Liabilities:
Public warrant liability	$3,169	$3,169	$—	$—
Private warrant liability	1,450	—	1,450	—
Total financial liabilities	$4,619	$3,169	$1,450	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$57,907	$57,907	$—	$—
U.S. treasury bonds	30,990	—	30,990	—
Corporate and municipal bonds	25,679	—	25,679	—
Total financial assets	$114,576	$57,907	$56,669	$—

Financial Liabilities:
Public warrant liability	$2,415	$2,415	$—	$—
Private warrant liability	1,104	—	1,104	—
Total financial liabilities	$3,519	$2,415	$1,104	$—
There were no transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2025 or 2024.
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
The Company’s marketable securities presented in the condensed consolidated balance sheet as of March 31, 2025 have maturity dates ranging from 2025 through 2028 and are classified as current assets as these investments are intended to be readily available to fund current operations. The differences between the fair value and amortized cost basis of each security are the unrealized gains or losses recorded in accumulated other comprehensive income. As of March 31, 2025, the amortized cost for maturities less than one year and greater than one year were $20.8 million and $37.5 million, respectively.
Public and Private Warrants
As of the consummation of the merger in July 2021 in connection with the Business Combination, there were 666,516 warrants to purchase shares of Class A common stock outstanding, including 447,223 public warrants and 219,293 private placement warrants. As of March 31, 2025, there were 666,515 warrants to purchase shares of Class A common stock outstanding, including 457,323 public warrants and 209,192 private placement warrants outstanding. Each warrant expires five years after the Business Combination or earlier upon redemption or liquidation, and entitles the holder to purchase one share of Class A common stock at an exercise price of $379.50 per share, subject to adjustment, at any time commencing on September 4, 2021.
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
For both the three months ended March 31, 2025 and 2024, a loss of $1.1 million was recorded within the change in fair value of warrants in the condensed consolidated statements of operations and comprehensive loss.
Perceptive Warrants
On October 27, 2023 (the “Closing Date”), the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Holdings IV, LP, as lender and administrative agent (“Perceptive”), which provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $75.0 million (the “Perceptive Term Loan Facility”). As consideration for the Credit Agreement, the Company issued to Perceptive a warrant to purchase up to 1,200,000 shares (the “Perceptive Warrants”) of its Class A common stock. 800,000 warrant shares (the “Initial Warrant Shares”) vested and became exercisable on the Closing Date and 400,000 warrant shares (the “Additional Warrant Shares” and together with the Initial Warrant Shares, the “Warrant Shares”) would have potentially vested and become exercisable on the Tranche B Borrowing Date, as defined in Note 8, “Long-Term Debt” included within this Quarterly Report. As the Company did not seek the additional funding from the Tranche B Loan, the Additional Warrant Shares did not vest and are not exercisable.
On April 30, 2024 (the “Exercise Date”) Perceptive provided the Company with a notice to exercise the Initial Warrant Shares at an aggregate exercise price of $2.5 million, and instructed the Company to withhold a number of Initial Warrant Shares as payment for the aggregate exercise price. As a result, the Company issued 645,414 shares of its Class A common stock to Perceptive in satisfaction of the cashless exercise in respect of the Initial Warrant Shares. See Note 8, “Long-Term Debt” included within this Quarterly Report for further information.
For the three months ended March 31, 2024, a loss of $5.0 million was recorded within the change in fair value of warrants in the condensed consolidated statements of operations and comprehensive loss based on re-measurement performed as of the period end date.
Connecticut Department of Economic and Community Development Funding Commitment
The Company’s loan from the Connecticut Department of Economic and Community Development (“DECD”) is classified within Level 2 of the fair value hierarchy. The loan was recorded at its carrying value of $5.5 million and $5.8 million, respectively, as of March 31, 2025 and December 31, 2024, with $1.2 million recorded in other current liabilities on the condensed consolidated balance sheets as of March 31, 2025. The fair value of the loan as of March 31, 2025 was $4.7 million, which is estimated based on discounted cash flows using the yields of similar debt instruments of other companies with similar credit profiles.
5. Property and Equipment, net
Property and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
Laboratory equipment	23,218	18,267
Leasehold improvements	14,663	14,655
Computer equipment	7,714	6,912
Building under finance lease	4,529	4,529
Equipment under finance leases	3,293	3,293
Furniture, fixtures and other equipment	584	584
Construction in-progress	4,638	4,960
Total property and equipment	58,639	53,200
Less: accumulated depreciation and amortization	(22,256)	(20,307)
Property and equipment, net	$36,383	$32,893
For the three months ended March 31, 2025 and 2024, depreciation and amortization expense was $2.2 million and $1.7 million, respectively.
Depreciation and amortization expense is included within the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended March 31,
	2025	2024
Cost of services	$1,075	$816
Research and development	372	196
General and administrative	725	730
Total depreciation and amortization expense	$2,172	$1,742

6. Intangible Assets
The following table reflects, as of March 31, 2025, the carrying values and remaining useful lives of acquired intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period (in years)
Tradenames and trademarks	$50,000	$(9,114)	$40,886	13.1
Developed technology	48,000	(17,500)	30,500	5.1
Customer relationships	98,000	(14,292)	83,708	17.1
	$196,000	$(40,906)	$155,094
Amortization expense for tradenames and trademarks and developed technology of $2.3 million was recorded in general and administrative expenses for the three months ended March 31, 2025 and 2024 within the condensed consolidated statements of operations and comprehensive loss. Amortization expense for customer relationships of $1.2 million was recorded in selling and marketing expenses for the three months ended March 31, 2025 and 2024 within the condensed consolidated statements of operations and comprehensive loss.
7. Related Party Transactions
Related Party Revenues
Total related party diagnostic testing revenues were $0.2 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. Related party revenues primarily include diagnostic testing revenues from a subsidiary of OPKO Health, Inc. (“OPKO”) and the prices charged represent market rates.
Related Party Expenses
Total related party costs are included within cost of services and other operating expenses, net in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended March 31,
	2025	2024
Cost of services	$1,938	$1,452
General and administrative	780	974
Total related party costs	$2,718	$2,426
Expenses recognized pursuant to service arrangements with Icahn School of Medicine at Mount Sinai (“ISMMS”) totaled $0.8 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively. These amounts are included in either cost of services or general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss depending on the particular activity to which the costs relate. Payables due to ISMMS for the other service arrangements were $1.8 million and $0.9 million as of March 31, 2025 and December 31, 2024, respectively.
The Company incurred $2.5 million and $2.5 million in purchases of diagnostic testing kits and materials and $1.9 million and $1.0 million was recorded in cost of services for the three months ended March 31, 2025 and 2024, respectively, from an affiliate of a member of the Board of Directors who has served in the role since July 2021. The prices paid represent market rates. Payables due were $1.1 million and $0.7 million as of March 31, 2025 and December 31, 2024, respectively.
Total amounts due to related parties were $2.9 million and $1.6 million as of March 31, 2025 and December 31, 2024, respectively. These amounts are included within other current liabilities on the Company’s condensed consolidated balance sheets.

8. Long-Term Debt
As of March 31, 2025, long-term debt matures as follows:

2025 (remainder of year)	$910
2026	1,235
2027	1,260
2028	51,285
2029	762
Total debt	55,452
Less: current portion of long-term debt	(1,217)
Less: long-term debt issuance costs	(2,441)
Total long-term debt, net of current portion and debt issuance costs	$51,794
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
On the Closing Date, as consideration for the Credit Agreement, the Company issued the Perceptive Warrants to Perceptive, which allows them to purchase up to 1,200,000 Warrant Shares. The 800,000 Initial Warrant Shares vested and became exercisable on the Closing Date and the 400,000 Additional Warrant Shares would have potentially vested and become exercisable on the Tranche B Borrowing Date. As the Company did not seek the additional funding from the Tranche B Loan, the Additional Warrant Shares did not vest and are not exercisable.
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
In January 2023, the Company amended the DECD Loan Agreement (as amended, the “2022 Amended DECD Loan Agreement”). The terms of the 2022 Amended DECD Loan Agreement require the Company to make interest-only payments through July 2024 and require the Company to make principal and interest payments commencing in August 2024 through July 2029 at a fixed annual interest rate of 2.0%.
During the three months ended March 31, 2025, the Company made principal payments totaling $0.3 million. The outstanding loan balance from the 2022 Amended DECD Loan Agreement was $5.5 million as of March 31, 2025.
9. Purchase Commitments and Contingencies
Purchase Commitments
The following sets forth purchase commitments with software and equipment providers as of March 31, 2025 with a remaining term of at least one year:

2025 (remainder of year)	$11,655
2026	9,463
2027	4,620
2028	4,039
2029	3,914
Thereafter	978
Total purchase commitments	$34,669
The Company enters into contracts with suppliers to purchase materials needed for diagnostic testing. These contracts generally do not require multi-year purchase commitments.
There have been no material changes to the lease obligations from those disclosed in Note 9, “Leases” to the consolidated financial statements included in the 2024 Form 10-K.
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
Except as described below, the Company was not a party to any material legal proceedings as of March 31, 2025, nor is it a party to any material legal proceedings as of the date of issuance of these condensed consolidated financial statements.
On September 7, 2022, a shareholder class action lawsuit was filed in the United States District Court for the District of Connecticut, styled Helo v. Sema4 Holdings Corp., et al, 22-cv-1131 (D. Conn.) against the Company and certain of the Company’s current and former officers. Following the appointment of a lead plaintiff, an amended complaint was filed on January 30, 2023. The defendants moved to dismiss the amended complaint on August 21, 2023, and that motion was granted on July 31, 2024. A second amended complaint was filed on September 13, 2024. As amended, the complaint purports to bring suit on behalf of the stockholders who purchased the Company’s publicly traded securities between January 18, 2022 and August 15, 2022. The second amended complaint purports to allege that the defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and seeks unspecified compensatory damages, fees and costs. The Company believes the allegations and claims are without merit. Defendants filed a motion to dismiss the second amended complaint, which was fully briefed on February 20, 2025.
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
10. Stock-Based Compensation
Stock-based compensation expense is included within the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended March 31,
	2025	2024
Cost of services	$168	$48
Research and development	419	(187)
Selling and marketing	546	(20)
General and administrative	2,850	(292)
Total stock-based compensation expense[1,2]	$3,983	$(451)
(1) The Company recorded an aggregate reversal of stock-based compensation of $0.6 million and $3.2 million during the three months ended March 31, 2025 and 2024, respectively, due to forfeiture activities upon employee terminations.
(2) Includes $0.3 million of expenses related to the 2021 Employee Stock Purchase Plan for the three months ended March 31, 2025.
Stock Incentive Plans
The Company maintains the Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”), which allows for grants of stock-based awards. No awards granted under the 2021 Plan are exercisable after 10 years from the date of grant, and the awards granted under the 2021 Plan generally vest over a four-year period on a graded vesting basis; however, the Company also granted certain restricted stock units with vesting terms beginning 12 months from the grant date and vesting immediately on the grant date. On January 1 of each year through 2031, the aggregate number of shares of Class A common stock reserved for issuance under the 2021 Plan may be increased automatically by the number of shares equal to 5% of the total number of shares of all classes of common stock issued and outstanding immediately preceding December 31. In January 2025, the number of Class A common stock reserved for future issuance under the 2021 Plan automatically increased by 1,400,827 shares.
The Company also maintains the 2023 Equity Inducement Plan (the “Equity Inducement Plan”), which allows for grants of equity awards of the Company’s Class A common stock to individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company.
As of March 31, 2025, there was an aggregate of 2,999,607 shares available for grants of stock options or other awards under the 2021 Plan and Equity Inducement Plan.

Stock Options
All stock options granted under the 2021 Plan are accounted for as time-based equity awards. The following table summarizes the stock option activity during the three months ended March 31, 2025:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	341,280	$44.83	5.99	$12,429
Exercised	(33,442)	$21.98
Outstanding at March 31, 2025	307,838	$47.25	5.75	$14,102
Options exercisable at March 31, 2025	267,578	$43.79	5.53	$12,992
Non-vested options outstanding as of March 31, 2025 were 40,260 with a weighted-average grant-date fair value of $46.01. As of March 31, 2025, unrecognized stock-based compensation cost related to the unvested portion of the Company’s stock options was $0.4 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 0.8 years.
The weighted-average grant-date fair value and total fair value of options with tranches vested during the three months ended March 31, 2025 was $46.77 and $0.5 million, respectively.
There were no options granted during the three months ended March 31, 2025. The aggregate intrinsic value of options exercised during the three months ended March 31, 2025 was $2.3 million, and is calculated based on the difference between the exercise price and the fair value of the Company’s Class A common stock as of the exercise date. There were no options forfeited or canceled during the three months ended March 31, 2025.
Restricted Stock Units
Restricted stock units granted under the 2021 Plan are accounted for as either time-based restricted stock units (“RSUs”) or performance-based restricted stock units (“PRSUs”). Restricted stock units convert to Class A common stock on a one-for-one basis as the awards vest. The Company measures the fair value of restricted stock units at fair value based on the closing price of the underlying common stock on the grant date. The following table summarizes restricted stock unit activity during the three months ended March 31, 2025:

	Restricted Stock Units	Weighted-Average Grant Date-Fair Value Per Unit
Outstanding at December 31, 2024	1,869,561	$12.03
Granted[1]	460,439	$94.22
Vested	(330,350)	$10.90
Forfeited	(202,549)	$13.46
Outstanding at March 31, 2025	1,797,101	$33.20
(1) Includes 73,677 PRSUs granted during the three months ended March 31, 2025 with a weighted-average grant-date fair value of $98.47.
In March 2025, the Company approved an award of 73,677 PRSUs to certain executives. The grant date fair value of the PRSUs is based on the fair value of the Company’s Class A common stock on the grant date. The awards have both time-based and performance-based vesting conditions. The actual number of shares earned on vesting ranges from 0% to 200% of the target number of shares granted, depending on the attainment of specified performance goals established for the years ending December 31, 2025 and 2026.
The total fair value of restricted stock units vested during the three months ended March 31, 2025 was $3.6 million. As of March 31, 2025, unrecognized stock-based compensation expense related to the Company’s restricted stock units was $48.0 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 2.2 years.
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
The Company did not make any grants of purchase rights under the 2021 ESPP during the three months ended March 31, 2025 and 2024. As of March 31, 2025, a total of 849,996 shares of Class A common stock have been reserved for future issuance under the 2021 ESPP.
11. Income Taxes
Income tax was an expense of $0.4 million for the three months ended March 31, 2025 and a benefit of $0.1 million for the three months ended March 31, 2024. Income taxes for these periods are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events should they occur. The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was (1.2)% and 0.4%, respectively.
The difference between the Company’s effective tax rates in 2025 and 2024 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company currently has valuation allowances against a significant portion of its deferred tax assets primarily related to its net operating loss carryforwards and tax credit carryforwards.
12. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three months ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(6,529)	$(20,239)
Denominator:
Basic and diluted weighted-average common shares outstanding	28,147,948	26,062,170
Basic and diluted loss per share	$(0.23)	$(0.78)
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented as the effect would be anti-dilutive:

	March 31,
	2025	2024
Outstanding options and restricted stock units	2,104,939	2,586,043
Outstanding warrants	666,515	1,466,515
Outstanding 2021 ESPP shares	19,498	—
Total	2,790,952	4,052,558
13. Supplemental Financial Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets to the total of the same amounts shown on the condensed consolidated statements of cash flows:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$99,704	$85,212
Restricted cash (included in other assets)	990	990
Total	$100,694	$86,202

Restricted cash as of March 31, 2025 and December 31, 2024 primarily consists of money market deposit accounts that secure an irrevocable standby letter of credit that serves as collateral for security deposit operating leases.
Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid expenses	$6,866	$7,425
Due from related parties	76	203
Other current assets	1,069	1,079
Total	$8,011	$8,707
Accounts payable and accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
Accounts payable	$15,856	$7,954
Accrued expenses	14,025	11,504
Reserves for refunds to insurance carriers and others	11,981	10,586
Total	$41,862	$30,044
Other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Accrued compensation	$14,538	$16,241
Accrued severance	1,096	746
Due to related parties	2,881	1,607
Other	6,040	2,843
Total	$24,555	$21,437
Other liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Warrant liability	$4,619	$3,519
Third party payor reserve	2,000	2,000
Total	$6,619	$5,519
2024 Sales Agreement
The Company entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) in April 2024, pursuant to which the Company may, but is not obligated to, offer and sell, from time to time, shares of its Class A common stock with an aggregate offering price up to $75.0 million through TD Cowen, as sales agent, subject to the terms and conditions described in the Sales Agreement and SEC rules and regulations (the “ATM offering”). During the year ended December 31, 2024, the Company issued 825,379 shares of its Class A common stock in connection with the ATM offering at an average price of $58.41 per share. Proceeds received, net of agent fees and other offering expenses, were $46.5 million. During the three months ended March 31, 2025, the Company issued 150,000 shares of its Class A common stock in connection with the ATM offering at an average price of $96.10 per share. Proceeds received, net of agent fees and other offering expenses, were $13.9 million. As of March 31, 2025, approximately $12.4 million of capacity remained available under this ATM offering.
14. Segment Reporting
The Company’s structure is aligned with how the chief operating decision maker (“CODM”) reviews the business, makes investing and resource allocation decisions and assesses operating performance. The Company’s CODM is its Chief Executive Officer. As of March 31, 2025, the Company has identified one reportable segment: GeneDx inclusive of Legacy GeneDx and Legacy Sema4 data revenues and associated costs. The GeneDx segment primarily provides pediatric and rare disease diagnostics with a focus on whole exome and genome sequencing and, to a lesser extent, data and information services. Other represents the revenues and costs associated with the Legacy Sema4 diagnostics business which was completely shut down in 2023.

The CODM evaluates segment performance based on revenue and adjusted gross profit.

	Three months ended March 31,
	2025			2024
	GeneDx	Other	Total	GeneDx	Other	Total
Revenue	$87,115	$—	$87,115	$61,461	$961	$62,422
Adjusted cost of services	27,396	—	27,396	24,099	—	24,099
Adjusted gross profit (1)	59,719	—	59,719	37,362	961	38,323

Reconciliations:
Depreciation and amortization			1,075			816
Stock-based compensation			168			48
Restructuring costs			—			48
Gross profit			$58,476			$37,411
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
15. Subsequent Events
On April 15, 2025, the Company entered into an Agreement and Plan of Merger, dated as of April 15, 2025 (the “Merger Agreement”), by and among the Company, Project Flare Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of the Company, Fabric Genomics, Inc., a Delaware corporation (“Fabric Genomics”), and Martin Reese, as the Agent, pursuant to which, and on the terms and subject to the conditions thereof, the Company agreed to acquire Fabric Genomics through the merger of Merger Sub with and into Fabric Genomics, with Fabric Genomics surviving as a wholly-owned subsidiary of the Company (the “Merger”).
Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, the Company will pay an aggregate amount of approximately $33.0 million in cash at the closing to acquire all of the issued and outstanding capital stock of Fabric Genomics, subject to customary purchase price adjustments. In addition, the Company agreed in the Merger Agreement to pay up to an additional (i) $10.5 million in cash, shares of Class A common stock or a combination thereof, as determined by the Company in its sole discretion, on or prior to April 30, 2026 subject to Fabric Genomics achieving gross revenue equal to or above $6.0 million and a gross margin equal to or above 69% for the fiscal year ending December 31, 2025 (the “First Milestone Payment”), with the amount of the First Milestone Payment determined by multiplying $7.0 million by the quotient obtained by dividing Fabric Genomics’ gross revenue for the fiscal year ending December 31, 2025 by $8.0 million, and (ii) $7.5 million in cash, shares of Class A common stock or a combination thereof, as determined by the Company in its sole discretion, on or prior to April 30, 2027 subject to Fabric Genomics achieving gross revenue equal to or above $9.0 million and a gross margin equal to or above 69% for the fiscal year ending December 31, 2026 (the “Second Milestone Payment” and, together with the First Milestone Payment, the “Milestone Payments”), with the amount of the Second Milestone Payment determined by multiplying $5.0 million by the quotient obtained by dividing Fabric Genomics’ gross revenue for the fiscal year ending December 31, 2026 by $12.0 million. The shares of Class A common stock issued, if any, pursuant to the Milestone Payments are referred to as the “Milestone Shares.” Any Milestone Shares that are issued will be valued at $93.0318 per share based on the average of the daily volume average weighted price of the Class A common stock over the period of 30 trading days ended April 11, 2025. Transaction costs incurred during the three months ended March 31, 2025 associated with the Merger were $1.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from the results described in or implied by the forward-looking statements. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from these forward-looking statements.
Overview
See Note 1, “Organization and Description of Business” included in this Quarterly Report for more information on the Company’s history.
Factors Affecting Our Performance
We believe several important factors have impacted, and will continue to impact, our performance and results of operations. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Item 1A. Risk Factors” in this Quarterly Report and in our 2024 Form 10-K, which is incorporated by reference in this Quarterly Report, for further information.
Test Volume
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
We believe the number of resulted exome and genome tests in any period is important and useful to investors because it directly correlates with long-term patient relationships and the size of our genomic database. During the three months ended March 31, 2025, we resulted 20,562 exome and genome tests, which represented 40% of all test results, compared to the three months ended March 31, 2024, in which we resulted approximately 16,592 exome and genome tests, which represented 30% of all test results.
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

Cost of Services
The cost of services reflects the aggregate costs incurred in performing services, which include expenses for reagents and laboratory supplies, compensation expenses for employees directly involved in revenue generating activities, shipping and handling fees, costs of third-party reference lab testing and phlebotomy services, if any, and allocated genetic counseling, facility and information technology costs associated with delivery services. Allocated costs include depreciation of laboratory equipment, facility occupancy, and information technology costs. The cost of services is recorded as the services are performed.
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

Comparison of the three months ended March 31, 2025 and 2024
The following table sets forth our results of operations for the periods presented:

	Three months ended March 31,
	2025	2024	$ Change	% Change
Revenue
Diagnostic test revenue	$85,759	$61,104	$24,655	40%
Other revenue	1,356	1,318	38	3%
Total revenue	87,115	62,422	24,693	40%
Cost of services	28,639	25,011	3,628	15%
Gross profit	58,476	37,411	21,065	56%
Research and development	12,577	11,567	1,010	9%
Selling and marketing	18,316	16,085	2,231	14%
General and administrative	32,134	23,419	8,715	37%
Loss from operations	(4,551)	(13,660)	9,109	(67)%

Non-operating income (expenses), net
Change in fair value of warrants	(1,100)	(6,101)	5,001	(82)%
Interest expense, net	(640)	(597)	(43)	NM
Other income, net	209	37	172	NM
Total non-operating expenses, net	(1,531)	(6,661)	5,130	(77)%
Loss before income taxes	(6,082)	(20,321)	14,239	(70)%
Income tax (expense) benefit	(447)	82	(529)	(645)%
Net loss	$(6,529)	$(20,239)	$13,710	(68)%
NM - Not Meaningful
Revenue
Total revenue increased by $24.7 million, or 40%, to $87.1 million for the three months ended March 31, 2025, from $62.4 million for the three months ended March 31, 2024.
Diagnostic test revenue increased by $24.7 million, or 40%, to $85.8 million for the three months ended March 31, 2025, from $61.1 million for the three months ended March 31, 2024. The increase primarily reflected an increase of 62% in whole exome and genome sequencing revenues driven by a 24% increase in test volumes.
Other revenue increased by a nominal amount for the three months ended March 31, 2025, from $1.3 million for the three months ended March 31, 2024.
Gross Profit
Gross profit increased by $21.1 million or 56%, to $58.5 million for the three months ended March 31, 2025, from $37.4 million for the three months ended March 31, 2024, driven by a combination of a shift in test mix to more profitable whole exome and genome tests, improvement in exome average reimbursement rates, continued cost per test leverage.
Research and Development
Research and development expense increased by $1.0 million, or 9%, to $12.6 million for the three months ended March 31, 2025, from $11.6 million for the three months ended March 31, 2024. The increase was primarily attributable to lower stock compensation expense by $0.6 million in the prior period associated with forfeitures of unvested equity awards of terminated employees. The increase also reflected higher depreciation expense of $0.2 million.

Selling and Marketing
Selling and marketing expense increased by $2.2 million, or 14%, to $18.3 million for the three months ended March 31, 2025, from $16.1 million for the three months ended March 31, 2024. The increase reflects our investment to support growth in our commercial team as well as incremental variable billing and selling cost.
General and Administrative
General and administrative expense increased by $8.7 million, or 37%, to $32.1 million for the three months ended March 31, 2025, from $23.4 million for the three months ended March 31, 2024. The increase was primarily attributable to increased compensation related costs of $6.9 million, which included an increase of $3.1 million in stock-based compensation.
Non-Operating Expense, Net
Non-operating expense, net decreased by $5.1 million, due to the prior period impact of a $5.0 million loss for the change in fair value of our Perceptive Warrants as a result of a significant increase in fair value driven primarily by the increase in our share price as of March 31, 2024.
See Note 4, “Fair Value Measurements” to our condensed consolidated financial statements for further information on the changes in fair value of our warrants.
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

The following is a reconciliation of gross profit to our adjusted gross profit and of our gross margin to adjusted gross margin for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Revenue	$87,115	$62,422
Cost of services	28,639	25,011
Gross profit	$58,476	$37,411
Gross margin	67.1%	59.9%
Add:
Depreciation and amortization expense	$1,075	$816
Stock-based compensation expense	168	48
Restructuring costs	—	48
Adjusted gross profit	$59,719	$38,323
Adjusted gross margin	68.6%	61.4%
Adjusted Net Income (Loss)
Adjusted net income (loss) is a non-GAAP financial measure that we define as net income (loss) adjusted for depreciation and amortization, stock-based compensation expenses, restructuring costs, change in fair value of warrants, interest expense (net), income tax expense (benefit) and transaction costs. We believe adjusted net income (loss) is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain factors that may vary from company to company for reasons unrelated to overall operating performance.
The following is a reconciliation of our net income (loss) to adjusted net income (loss) for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Net loss	$(6,529)	$(20,239)
Depreciation and amortization expense	5,678	5,248
Stock-based compensation expense	3,983	(451)
Restructuring costs	558	843
Change in fair value of warrants	1,100	6,101
Other (1)	2,901	515
Adjusted net income (loss)	$7,691	$(7,983)
(1)Represents interest expense, net, income tax expense (benefit), net, and for the three months ended March 31, 2025, transaction costs associated with the Merger Agreement.
Liquidity and Capital Resources
As of March 31, 2025, our existing cash and cash equivalents and available-for-sale marketable securities were $159.2 million.
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
We have an effective shelf registration statement that we filed with the SEC in August of 2022, registering $300.0 million shares of our Class A common stock and other securities. As of March 31, 2025, approximately $87.8 million of securities remained available under this registration statement. Further, we have entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our Class A common stock with an aggregate offering price up to $75.0 million through TD Cowen, as sales agent, subject to the terms and conditions described in the Sales Agreement and SEC rules and regulations (our “ATM offering”). As of March 31, 2025, approximately $12.4 million of capacity remained available under this ATM offering.

Material Cash Requirements for Known Contractual Obligations and Commitments
We anticipate fulfilling our contractual obligations and commitments with existing cash and cash equivalents and available-for-sale marketable securities or through additional capital raised to finance our operations.
As discussed in the notes to our condensed consolidated financial statements, in 2022, we entered into an agreement with one of our third-party payors to settle for $42.0 million claims related to coverage and billing matters allegedly resulting in overpayments by the payor to Legacy Sema4. As of March 31, 2025, remaining payments due to the payor were $12.0 million. For more information regarding this matter, see Note 3, “Revenue Recognition” to our consolidated financial statements included in our 2024 Form 10-K and Note 3, “Revenue Recognition,” to our condensed consolidated financial statements included within this Quarterly Report, respectively.
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
Our critical accounting policies and estimates are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the 2024 Form 10-K. Except as disclosed in Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates in the current period.
For further information, see Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements.
Cash Flows

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$10,182	$(16,413)
Net cash (used in) provided by investing activities	(9,408)	843
Net cash provided by (used in) financing activities	13,718	(438)
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2025 was $10.2 million, driven by a net loss of $6.5 million, net adjustments of $13.4 million and a change in operating assets and liabilities of $3.4 million. The impact of the changes in operating assets and liabilities was primarily driven by and increased accounts payables and accrual due to the timing of vendor payments and orders with suppliers which was partially offset by an increase in accounts receivable, driven by growth in exome and genome test volumes.
Net cash used in operating activities during the three months ended March 31, 2024 was $16.4 million, driven by lower cash expenditures associated with the current year period net loss as compared with the prior year period, which reflected improved gross margin profitability, as well as the realization of cost savings from exiting the Legacy Sema4 business and other cost reduction initiatives.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2025 was $9.4 million, which included purchases of marketable securities of $17.2 million and property and equipment of $6.1 million, partially offset by $13.9 million in proceeds from the maturities of marketable securities.

Net cash provided by investing activities during the three months ended March 31, 2024 was $0.8 million, which included $6.5 million in proceeds from the sales and maturities of marketable securities, partially offset by net purchases of marketable securities of $5.2 million.
Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2025 was $13.7 million, which reflected proceeds from the ATM offering of $13.9 million.
Net cash used in financing activities during the three months ended March 31, 2024 was $0.4 million, which reflected finance lease principal payments.
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
Recent Accounting Pronouncements
Additional information on recent accounting pronouncements can be found in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included within our 2024 Form 10-K, and Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, available-for-sale marketable securities and restricted cash consists of bank deposits and money market funds, which totaled $160.2 million as of March 31, 2025 and $142.2 million as of December 31, 2024, respectively. Such interest-bearing instruments carry a degree of risk. However, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A 100-basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and restricted cash.
We are also exposed to interest rate risk on our variable rate debt associated with the Perceptive term loan facility. Changes in interest rates can impact future interest payments we are obligated to pay. A 100-basis point change in interest rates would not have a material effect on the total future interest payments.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting, as discussed above.
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
Item 1A. Risk Factors
Except for as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” of our 2024 Form 10-K, which section is incorporated by reference herein.
We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We currently incorporate artificial intelligence (“AI”) solutions into our workflows and, if we acquire Fabric Genomics, Inc., we expect to expand significantly our use of AI in genomic interpretation. In addition, we are exploring additional potential third-party partnerships to help us offer other AI solutions for providers and patients. Our competitors or other third parties may incorporate AI into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal medical and genetic data of patients analyzed within such applications. Any such cybersecurity incidents related to our use of AI applications to analyze personal data could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI and its various uses, may require significant resources to develop, test and maintain offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.
Changes in FDA oversight for laboratory developed tests (“LDTs”) could subject our operations to much more significant regulatory requirements.
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
On April 29, 2024, the FDA published a final rule on LDTs, in which FDA outlined its plans to end enforcement discretion for many LDTs in five stages over a four-year period. In Phase 1 (effective May 6, 2025), clinical laboratories would be required to comply with medical device (adverse event) reporting, correction/removal reporting, and certain quality systems complaint handling requirements. In Phase 2 (effective May 6, 2026), clinical laboratories would be required to comply with all other device requirements (e.g., registration/listing, labeling, investigational use), except for remaining quality systems requirements and premarket review. In Phase 3 (effective May 6, 2027), clinical laboratories would be required to comply with all remaining applicable quality systems requirements. In Phase 4 (effective November 6, 2027), clinical laboratories would be required to comply with premarket submission requirements for high-risk tests (i.e., tests subject to premarket approval (PMA) requirement). Finally, in Phase 5 (effective May 6, 2028), clinical laboratories would be required to comply with premarket submission requirements for moderate- and low-risk tests (i.e., tests subject to de novo or 510(k) requirement). The final rule potentially extends enforcement discretion for certain tests – e.g., LDTs approved by the New York State Department of Health, and LDTs first marketed prior to May 6, 2024, which are not modified or are modified in certain limited ways– from certain FDA regulatory requirements, provided certain important limitations have been met.
Multiple lawsuits have been filed challenging the FDA’s authority to regulate LDTs as medical devices under the Federal Food, Drug, and Cosmetic Act (FDCA). On March 31, 2025, the U.S. District Court for the Eastern District of Texas struck down the 2024 final rule on the grounds that FDA exceeded its authority under the FDCA. As a result, clinical laboratories offering LDTs will not be required to comply with any of the Phases of the final rule unless FDA successfully appeals the court’s ruling. The government has not announced whether it intends to appeal the district court’s decision. We are actively reviewing the final rule and monitoring the status of legal challenges to the rule to evaluate its applicability to our operations, and the extent to which we may be required to modify our operations to comply with its requirements.

If the FDA were to determine that certain tests offered by us as LDTs are subject to regulation for any reason, including new rules, policies or guidance, or due to changes in statute, our tests may become subject to extensive FDA requirements and our business may otherwise be adversely affected. If the FDA were to actively regulate our LDTs, we could experience reduced revenue or increased costs, which could adversely affect our business, prospects, results of operations and financial condition. If required, the regulatory marketing authorization process required to bring our current or future LDTs into compliance may involve, among other things, successfully completing additional clinical validations and submitting to and obtaining clearance from the FDA for a premarket clearance (510(k)) submission or authorization for a de novo submission or approval of a premarket approval application. Furthermore, pending legislative proposals, if enacted, such as the VALID Act, could create new or different regulatory and compliance burdens on us and could have a negative effect on our ability to keep products on the market or develop new products, which could have a material effect on our business. In the event that the FDA requires marketing authorization of our LDTs in the future, the FDA may not ultimately grant any clearance, authorization or approval requested by us in a timely manner, may limit our indication in a way that is not commercially desirable, or refuse to provide such authorization at all. In addition, if the FDA inspects our laboratory in relation to the marketing of any FDA-authorized test, any enforcement action the FDA takes might not be limited to the FDA-authorized test carried by us and could encompass our other testing services.
Some of our activities may subject the Company to risks under federal and state laws prohibiting ‘kickbacks’ and false or fraudulent claims.
In 2018, Congress passed the Eliminating Kickbacks in Recovery Act (“EKRA”), as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. Similar to the Anti-Kickback Statute, EKRA imposes criminal penalties for knowing or willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing (among other healthcare services) unless a specific exception applies. However, unlike the Anti-Kickback Statute, EKRA is not limited to services covered by federal or state healthcare programs but applies more broadly to services covered by “healthcare benefit programs,” including commercial insurers. As currently drafted, EKRA potentially expands the universe of arrangements that could be subject to government enforcement under federal fraud and abuse laws. In addition, while the Anti-Kickback Statute, includes certain exceptions that are widely relied upon in the healthcare industry, including safe harbors applicable to certain employees and personal service contracts, and not all of those same exceptions apply under EKRA. EKRA expressly does not protect employee compensation that varies by the number of individuals referred to a laboratory, the number of tests performed by a laboratory, or the amount billed to or received from a health benefit program from individuals referred to a laboratory. Because EKRA is a relatively new law, there is no agency guidance and only a few courts have addressed the application of EKRA and those courts reached opposite conclusions on the issue of whether laboratory payments to employees for sales and marketing activities implicate or violate EKRA. Given the conflicting opinions, we cannot be assured that courts in our jurisdiction will reach the same conclusion or that the decision will not be overturned if there is an appeal. We cannot assure you that our relationships with healthcare providers, hospitals, customers, our own sales representatives, or any other party will not be subject to scrutiny or will survive regulatory challenge under EKRA or other anti-kickback laws.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Plan Adoptions and Modifications
None.

Supplemental Disclosure to our Annual Report on Form 10-K for the year ended December 31, 2024
The following updates Part I, Item 1. “Business—Intellectual Property—Patents” in our 2024 Form 10-K:
Patents
The fields of genomic and health information analysis present limited opportunities for patent protection, based on current legal precedents. Our patent protection strategy has focused on seeking protection for certain of our non-gene specific technology and our specific biomarkers. In this regard, we have six pending U.S. non-provisional utility patent applications and eight U.S. provisional patent applications. The utility patent applications include a U.S. patent application related to performing phenotypic fit analysis, a U.S. patent application related to analyzing genetic variations and phenotypes, a U.S. patent application related to modeling inference of mutation impact, a U.S. patent application related to generating a cancer determination from electronic health records using a cancer determination analysis system, a U.S. patent application related to providing a homologous recombination DNA repair deficiency score for a cancer patient, and a U.S. patent application related to therapeutic treatment for subjects having certain polymorphic markers associated with specific human leukocyte antigen alleles. If patents are issued from the currently pending applications, the earliest patents will begin expiring in the early 2040s, subject to potential extensions of the patent term that will be calculated based on the length of the patent examination process. The claim scope of any potentially issued patents stemming from the present applications may be narrower than included in the initial filings due to any amendments that may arise throughout their prosecution.
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
The following updates Part I, Item 1. “Business—Government Regulation—Diagnostic Products and FDA Oversight of Laboratory Developed Tests” in our 2024 Form 10-K:
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
On April 29, 2024, the FDA published a final rule on LDTs, in which FDA outlined its plans to end enforcement discretion for many LDTs in five stages over a four-year period. In Phase 1 (effective May 6, 2025), clinical laboratories would be required to comply with medical device (adverse event) reporting, correction/removal reporting, and certain quality systems complaint handling requirements. In Phase 2 (effective May 6, 2026), clinical laboratories would be required to comply with all other device requirements (e.g., registration/listing, labeling, investigational use), except for remaining quality systems requirements and premarket review. In Phase 3 (effective May 6, 2027), clinical laboratories would be required to comply with all remaining applicable quality systems requirements. In Phase 4 (effective November 6, 2027), clinical laboratories would be required to comply with premarket submission requirements for high-risk tests (i.e., tests subject to premarket approval (PMA) requirement). Finally, in Phase 5 (effective May 6,2028), clinical laboratories would be required to comply with premarket submission requirements for moderate- and low-risk tests (i.e., tests subject to de novo or 510(k) requirement). The final rule potentially extends enforcement discretion for certain tests – e.g., LDTs approved by the New York State Department of Health, and LDTs first marketed prior to May 6, 2024 which are not modified or are modified in certain limited ways – from certain FDA regulatory requirements, provided certain important limitations have been met.
Multiple lawsuits have been filed challenging the FDA’s authority to regulate LDTs as medical devices under the Federal Food, Drug, and Cosmetic Act (FDCA). On March 31, 2025, the U.S. District Court for the Eastern District of Texas struck down the 2024 final rule on the grounds that FDA exceeded its authority under the FDCA. As a result, clinical laboratories offering LDTs will not be required to comply with any of the Phases of the final rule unless FDA successfully appeals the court’s ruling. The government has not announced whether it intends to appeal the district court’s decision. We are actively reviewing the final rule and monitoring the status of legal challenges to the rule to evaluate its applicability to our operations, and the extent to which we may be required to modify our operations to comply with its requirements.
Legislative proposals addressing the FDA’s oversight of LDTs have also been introduced in previous Congresses, and we expect that new legislative proposals will be introduced from time-to-time. For example, versions of the Verifying Accurate Leading-

edge IVCT Development Act (the “VALID Act”) have been introduced in Congress several times in recent years, but the VALID Act has not been enacted. The VALID Act, as most recently proposed, would create a new category of medical products separate from medical devices called “in vitro clinical tests,” or IVCTs. As most recently proposed, the VALID Act would modify the FDCA and establish a risk-based approach to imposing requirements related to premarket review, quality systems, and labeling requirements on all IVCTs, including LDTs, but a grandfathering provision would create exemptions from certain requirements for certain LDTs (e.g., LDTs first offered for clinical use not later than May 6, 2024). The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s plans to regulate certain LDTs as medical devices is difficult to predict at this time.
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
Additionally, certain of our diagnostic products in development may be subject to regulation by the FDA and similar international health authorities. For these products, we would have an obligation to adhere to the FDA’s current Good Manufacturing Practices and diagnostic product regulations, including providing for an establishment and product listing with the FDA. Additionally, we would be subject to periodic FDA inspections, quality control procedures, and other detailed validation procedures. If the FDA finds deficiencies in the validation of our manufacturing and/or our quality control practices, it may impose restrictions on marketing specific products until corrected. Regulation by governmental authorities in the United States and other countries may be a significant factor in how we develop, test, produce and market our diagnostic test products.
Other
On March 25, 2025, Illumina Inc., announced Keith Meister, founder, Managing Partner, and Chief Investment Officer of Corvex Management, will join their Board of Directors on March 28, 2025. Mr. Meister currently serves on the board of directors for GeneDx Holdings Corp.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENEDX HOLDINGS CORP.

Date:	April 30, 2025		/s/ Katherine Stueland
		Name:	Katherine Stueland
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date:	April 30, 2025		/s/ Kevin Feeley
		Name:	Kevin Feeley
		Title:	Chief Financial Officer (Principal Financial Officer)