Form 10-Q
period 2025-06-30
GeneDx Holdings Corp.
filed 2025-07-29
CIK 1818331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 28,726,248 shares of Class A common stock, par value $0.0001, outstanding at July 24, 2025.

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
•our expectations for generating revenue, incurring losses, and remaining profitable on a sustained basis;
•unforeseen circumstances or other disruptions to normal business operations arising from general economic and political conditions such as recessions, fluctuating inflation, interest rates and tariff rates, supply chain interruptions, manufacturing constraints, public health emergencies, natural disasters, acts of terrorism or other uncontrollable events;
•our plans to pursue a new strategic direction, and the cost savings and impact on our gross margins from exiting our reproductive and women’s business and our somatic tumor testing business;
•our ability to successfully implement our business strategy;
•our expectations or ability to enter into service, collaboration and other partnership agreements;
•our expectations or ability to build our own commercial infrastructure to scale, market and sell our products;
•our ability to realize the expected benefits of our acquisition of Fabric Genomics, Inc. (“Fabric Genomics”);
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
•our accounting estimates and judgments, including our expectations regarding the adequacy of our reserves for third party payor claims, and the fair value of the contingent consideration liability and our conclusions regarding the appropriateness of the carrying value of intangible assets and goodwill for the Fabric Genomics acquisition;
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements
GeneDx Holdings Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$74,120	$85,212
Marketable securities	60,438	55,973
Accounts receivable	48,028	37,629
Inventory, net	11,932	10,650
Prepaid expenses and other current assets	10,319	8,504
Total current assets	204,837	197,968
Operating lease right-of-use assets	24,978	25,613
Property and equipment, net	40,120	32,893
Goodwill	12,926	—
Intangible assets, net	176,689	158,600
Other assets	4,313	4,306
Total assets	$463,863	$419,380
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$49,239	$30,983
Short-term lease liabilities	3,083	3,336
Other current liabilities	19,084	20,498
Total current liabilities	71,406	54,817
Long-term debt, net of current portion	51,683	51,913
Long-term lease liabilities	59,619	60,919
Other liabilities	3,275	5,519
Deferred taxes	747	965
Total liabilities	186,730	174,133
Purchase commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock, $0.0001 par value: 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.0001 par value: 1,000,000,000 shares authorized, 28,708,058 and 28,016,545 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	1,624,513	1,596,889
Accumulated deficit	(1,348,194)	(1,352,474)
Accumulated other comprehensive income	812	830
Total stockholders’ equity	277,133	245,247
Total liabilities and stockholders’ equity	$463,863	$419,380
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue
Diagnostic test revenue	$99,823	$69,439	$185,582	$130,543
Other revenue	2,869	1,075	4,225	2,393
Total revenue	102,692	70,514	189,807	132,936
Cost of services	31,790	27,562	60,429	52,573
Gross profit	70,902	42,952	129,378	80,363
Research and development	15,079	10,902	27,656	22,469
Selling and marketing	19,448	16,585	37,764	32,670
General and administrative	27,415	26,044	59,549	49,463
Income (loss) from operations	8,960	(10,579)	4,409	(24,239)

Non-operating income (expenses), net
Change in fair value of warrants and contingent liabilities	2,181	(4,409)	1,081	(10,510)
Interest expense, net	(817)	(894)	(1,457)	(1,491)
Other income (expense), net	239	(13,481)	448	(13,444)
Total non-operating income (expense), net	1,603	(18,784)	72	(25,445)
Income (loss) before income taxes	10,563	(29,363)	4,481	(49,684)
Income tax benefit (expense)	246	190	(201)	272
Net income (loss)	$10,809	$(29,173)	$4,280	$(49,412)

Other comprehensive income (loss), net of tax
Unrealized (loss) gain related to available for sale securities, net	(93)	168	(18)	34
Comprehensive income (loss)	$10,716	$(29,005)	4,262	(49,378)

Weighted average shares outstanding of Class A common stock - Basic	28,579,704	26,617,955	28,365,018	26,340,063
Earnings (loss) per share, Class A common stock- Basic	$0.38	$(1.10)	$0.15	$(1.88)
Weighted average shares outstanding of Class A common stock - Diluted	29,753,933	26,617,955	29,642,555	26,340,063
Earnings (loss) per share, Class A common stock- Diluted	$0.36	$(1.10)	$0.14	$(1.88)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share amounts)

	Three months ended June 30, 2025
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at March 31, 2025	28,530,337	$2	$1,615,501	$(1,359,003)	$905	$257,405
Net income	—	—	—	10,809	—	10,809
Common stock issued pursuant to stock option exercises	1,990	—	65	—	—	65
Stock-based compensation expense	—	—	7,813	—	—	7,813
Vested restricted stock units converted to common stock	153,057	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	22,674	—	1,262	—	—	1,262
Issuance of common stock in ATM offering, net of issuance costs	—	—	(128)	—	—	(128)
Other comprehensive loss, net of tax	—	—	—	—	(93)	(93)
Balance at June 30, 2025	28,708,058	$2	$1,624,513	$(1,348,194)	$812	$277,133

	Six months ended June 30, 2025
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2024	28,016,545	$2	$1,596,889	$(1,352,474)	$830	$245,247
Net income	—	—	—	4,280	—	4,280
Common stock issued pursuant to stock option exercises	35,432	—	800	—	—	800
Stock-based compensation expense	—	—	11,796	—	—	11,796
Vested restricted stock units converted to common stock	483,407	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	22,674	—	1,262	—	—	1,262
Issuance of common stock in ATM offering, net of issuance costs	150,000	—	13,766	—	—	13,766
Other comprehensive loss, net of tax	—	—	—	—	(18)	(18)
Balance at June 30, 2025	28,708,058	$2	$1,624,513	$(1,348,194)	$812	$277,133

	Three months ended June 30, 2024
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at March 31, 2024	26,122,348	$2	$1,527,351	$(1,320,427)	$291	$207,217
Net loss	—	—	—	(29,173)	—	(29,173)
Common stock issued pursuant to stock option exercises	27,069	—	137	—	—	137
Common stock issued pursuant to Perceptive warrant exercise	645,414	—	12,586	—	—	12,586
Stock-based compensation expense	—	—	3,108	—	—	3,108
Vested restricted stock units converted to common stock	131,552	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	168	168
Balance at June 30, 2024	26,926,383	$2	$1,543,182	$(1,349,600)	$459	$194,043

	Six months ended June 30, 2024
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2023	25,978,863	$2	$1,527,778	$(1,300,188)	$425	$228,017
Net loss	—	—	—	(49,412)	—	(49,412)
Common stock issued pursuant to stock option exercises	31,946	—	161	—	—	161
Common stock issued pursuant to Perceptive warrant exercise	645,414	—	12,586	—	—	12,586
Stock-based compensation expense	—	—	2,657	—	—	2,657
Vested restricted stock units converted to common stock	270,160	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	34	34
Balance at June 30, 2024	26,926,383	$2	$1,543,182	$(1,349,600)	$459	$194,043
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2025	2024
Operating activities
Net income (loss)	$4,280	$(49,412)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	11,869	10,466
Stock-based compensation expense	11,796	2,657
Change in fair value of warrants and contingent liabilities	(1,081)	10,510
Deferred tax expense (benefit)	202	(272)
Provision for excess and obsolete inventory	123	109
Legal reserves	—	13,450
Change in third party payor reserves	5,014	1,066
Other	1,387	1,738
Change in operating assets and liabilities:
Accounts receivable	(9,889)	6,622
Inventory	(1,404)	(1,654)
Accounts payable and accrued expenses	7,199	(10,871)
Other assets and liabilities	(8,894)	(5,327)
Net cash provided by (used in) operating activities	20,602	(20,918)
Investing activities
Acquisition of business, net of cash acquired	(33,195)	—
Purchases of property and equipment	(8,498)	(1,795)
Purchases of marketable securities	(30,770)	(29,381)
Proceeds from sales of marketable securities	—	598
Proceeds from maturities of marketable securities	26,705	8,720
Net cash used in investing activities	(45,758)	(21,858)
Financing activities
Proceeds from offerings, net of issuance costs	13,766	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	1,262	—
Exercise of stock options	800	161
Long-term debt principal payments	(602)	—
Finance lease principal payments	(1,162)	(990)
Net cash provided by (used in) financing activities	14,064	(829)
Net decrease in cash, cash equivalents and restricted cash	(11,092)	(43,605)
Cash, cash equivalents and restricted cash, at beginning of period	86,202	100,668
Cash, cash equivalents and restricted cash, at end of period	$75,110	$57,063

Supplemental disclosures of cash flow information
Cash paid for interest	$3,210	$4,033
Cash paid for taxes	$920	$557
Stock consideration paid pursuant to exercise of Perceptive warrant	$—	$12,586
Purchases of property and equipment in accounts payable and accrued expenses	$5,752	$501
Assets acquired under capital lease obligations	$—	$689
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
On May 5, 2025 (the “Merger Date”), the Company consummated the transactions contemplated by the Agreement and Plan of Merger, which was entered into on April 15, 2025 (the “Merger Agreement”) by and among the Company, Project Flare Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of the Company, Fabric Genomics, Inc., a Delaware corporation (“Fabric Genomics”), and Martin Reese, as the Agent, pursuant to which, and on the terms and subject to the conditions thereof, the Company acquired Fabric Genomics through the merger of Merger Sub with and into Fabric Genomics, with Fabric Genomics surviving as a wholly-owned subsidiary of the Company (the “Merger”).
See Note 3, “Business Combinations” included within this Quarterly Report for further information regarding the Merger.
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
See Note 11, “Stock-Based Compensation” included within this Quarterly Report for further information.
Business Combinations
The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values as of the business combination date, including identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. The Company bases the estimated fair value of identifiable intangible assets acquired in a business combination on third-party valuations that use information and assumptions provided by the Company’s management, which consider estimates of inputs and assumptions that a market participant would use. Any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed is recorded to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, royalty rate, estimated cost savings, cash flows, discount rates, estimated useful lives and probabilities surrounding the achievement of contingent milestones could result in different purchase price allocations and amortization expense in current and future periods.
See Note 3, “Business Combinations” included within this Quarterly Report for further information.
Goodwill
In accordance with ASC 350, Intangibles – Goodwill and Other, the Company’s goodwill is not amortized but is tested for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs an annual impairment review of goodwill during the fourth fiscal quarter, or more frequently if business factors indicate.
See Note 7, “Goodwill and Intangible Assets” included within this Quarterly Report for further information.
Concentration of Credit Risk
The Company assesses both the self-pay patient and, if applicable, the third-party payor groups that reimburses the Company on the patient’s behalf when evaluating concentration of credit risk. Significant patients and payor groups are those that represent more than 10% of the Company’s total revenues for the period or accounts receivable balance at each respective balance sheet date. The significant concentrations of accounts receivable as of June 30, 2025 and December 31, 2024 were primarily from large managed care insurance companies, institutional billed accounts, and data arrangements. The Company does not require collateral as a means to mitigate customer credit risk.

For each significant payor group, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three months ended June 30,		Six months ended June 30,		June 30,	December 31,
	2025	2024	2025	2024	2025	2024
Payor group A(1)	23%	21%	24%	20%	21%	13%
Payor group B(1)	37%	29%	36%	29%	20%	11%
(1)The significant payor groups identified in the table above represent multiple payors aggregated based on similar contract terms and reimbursement patterns. No single payor or individual client accounted for more than 10% of revenue or receivables for the current period.
The Company is subject to a concentration of risk from a limited number of suppliers for certain reagents, laboratory equipment and laboratory supplies. One supplier accounted for approximately 20% and 16% of spend for the three months ended June 30, 2025 and 2024, respectively, and 22% and 12% for the six months ended June 30, 2025 and 2024, respectively. A second supplier accounted for approximately 13% and 10% of purchases for the three and six months ended June 30, 2024, respectively. This risk is managed by maintaining a target quantity of surplus stock. Alternative suppliers are available for the majority of these reagents and supplies.
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
3. Business Combinations
As discussed in Note 1, on May 5, 2025, the Company completed the previously announced acquisition to acquire all of the issued and outstanding capital stock of Fabric Genomics for cash consideration of approximately $33.5 million. Fabric Genomics offers its artificial intelligence (“AI”) based platform for Next Generation Sequencing analysis, interpretation, and clinical reporting for rare disease, hereditary risk, and cancer testing with accuracy and scalability.
The Company evaluated the Merger and concluded that it represented a business combination under ASC 805, Business Combinations. Therefore, the Merger has been accounted for under the acquisition method of accounting. Under the acquisition method, the total purchase price of the Merger is allocated to the net tangible and identifiable intangible assets acquired, contingent consideration and liabilities assumed based on the fair value as of the Merger Date. The fair value of consideration totaled $36.9 million, which includes $3.4 million in contingent consideration. See Note 5, “Fair Value Measurements” included within this Quarterly Report for further information on the contingent consideration liability .
The Company recorded the assets acquired, contingent consideration and liabilities assumed as of the Merger Date based on the information available as of that date. As the Company finalizes the fair values of the assets acquired, contingent consideration and liabilities assumed, purchase price adjustments may be recorded during the measurement period and such adjustments could be material. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the Merger Date.

The following table presents the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of the Merger Date:

Cash and cash equivalents	$272
Accounts receivable	510
Prepaid expenses and other current assets	334
Property and equipment, net	12
Other assets	59
Intangible assets, net	25,500
Operating lease right-of-use assets	854
Accounts payable and accrued expenses	(1,147)
Deferred revenue	(1,609)
Operating lease liability	(854)
Fair value of net assets acquired	23,931
Goodwill (1)	12,926
Aggregate purchase price	$36,857
(1)The goodwill recorded relating to the Merger is the excess of the fair value of the consideration transferred by the acquirer over the fair value of the net identifiable assets acquired and liabilities assumed at the Merger Date, and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded is not deductible for tax purposes.
The fair value of acquired intangible assets was based on the present value of expected future cash flows attributable to the respective intangible assets using the net present value approach.
During the three and six months ended June 30, 2025, the Company incurred $0.5 million and $1.7 million in transaction costs associated with the acquisition, respectively. These expenses included third-party professional firms’ services related to due diligence, advisory and legal services and were included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The Company’s results for the three and six months ended June 30, 2025 include $0.9 million of revenue from Fabric Genomics.
The following table reflects the fair values and useful lives of the acquired intangible assets identified based on the Company’s preliminary purchase accounting assessments:

	May 5, 2025	June 30, 2025	Life (in Years)
Trade names and trademarks	$4,500	$4,450	15
Developed technology	14,900	14,624	9
Customer relationships	6,100	6,027	14
	$25,500	$25,101
Amortization expense for trade names and trademarks and developed technology of $0.3 million was recorded in general and administrative for the three months ended June 30, 2025 within the condensed consolidated statements of operations and comprehensive income (loss). Amortization expense for customer relationships of $0.1 million was recorded in selling and marketing for the three months ended June 30, 2025 within the condensed consolidated statements of operations and comprehensive income (loss).
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2025:

2025 (remainder of year)	$1,196
2026	2,391
2027	2,391
2028	2,391
2029	2,391
Thereafter	14,341
Total estimated future amortization expense	$25,101

Pro forma financial information
The following table provides unaudited pro forma financial information for the three and six months ended June 30, 2025 and 2024 as if the Merger had occurred as of January 1, 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Pro forma revenues	$103,183	$72,079	$191,577	$135,849
Pro forma net income (loss)	11,112	(31,402)	2,621	(53,972)
The pro forma results include the following adjustments based on the Company’s preliminary analysis and are subject to change as additional analysis is performed:
•additional amortization expense resulting from the acquired intangible assets,
•the change in fair value of contingent consideration liability.

The pro forma results do not include any anticipated cost savings or other effects of the plan integration of Fabric Genomics. Accordingly, the pro forma results above are not necessarily indicative of the results that would have been if the Merger had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.

4. Revenue Recognition
Disaggregated Revenue
The following table summarizes the Company’s disaggregated revenue by payor category:

	Three months ended June 30,
	2025			2024
	GeneDx	Other[1]	Total	GeneDx	Other[1]	Total
Diagnostic test revenue:
Patients with third-party insurance	$81,104	$—	$81,104	$50,462	$1,590	$52,052
Institutional customers	18,380	—	18,380	16,695	—	16,695
Self-pay patients	339	—	339	692	—	692
Total diagnostic test revenue	99,823	—	99,823	67,849	1,590	69,439
Other revenue	1,961	908	2,869	1,075	—	1,075
Total	$101,784	$908	$102,692	$68,924	$1,590	$70,514

	Six months ended June 30,
	2025			2024
	GeneDx	Other[1]	Total	GeneDx	Other[1]	Total
Diagnostic test revenue:
Patients with third-party insurance	$149,163	$—	$149,163	$93,340	$2,551	$95,891
Institutional customers	35,984	—	35,984	33,369	—	33,369
Self-pay patients	435	—	435	1,283	—	1,283
Total diagnostic test revenue	185,582	—	185,582	127,992	2,551	130,543
Other revenue	3,317	908	4,225	2,393	—	2,393
Total	$188,899	$908	$189,807	$130,385	$2,551	$132,936

(1)For the three and six months ended June 30, 2024, Other represents revenues associated with the Legacy Sema4 operating segment. For the three and six months ended June 30, 2025, revenues of the Fabric Genomics and Legacy Sema4 operating segments. See Note 15, “Segment Reporting” for more information.
Reassessment of Variable Consideration
Subsequent changes to the estimate of the transaction price, determined on a portfolio basis when applicable, are generally recorded as adjustments to revenue in the period of the change. The Company updates estimated variable consideration quarterly.

For the three months ended June 30, 2025 and 2024, the total change in estimate recognized, which pertains to performance obligations fulfilled in the previous year, resulted in a net increase to revenue of $5.6 million and $7.2 million, respectively. This change is due to adjustments in the estimated transaction price stemming from contractual modifications, updated information obtained from payors and patients that was previously unknown at the time those performance obligations were met, as well as potential and actual settlements with third party payors. The change in estimate also included an increase in revenue related to a partial release of a previously established payor reserve, as further disclosed in the “Certain Payor Matters” section below.
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
As of June 30, 2025 and December 31, 2024, the Company’s third-party payor reserves were $17.6 million and $12.6 million, respectively, and were recorded in accounts payable and accrued expenses and other liabilities, respectively. Included in these reserve balances are $12.0 million in scheduled payments to settle the claims related to coverage and billing matters allegedly resulting in the overpayments by a third-party payor to Legacy Sema4 (the “Disputed Claims”), with $10.0 million due in December 2025 and $2.0 million due in June 2026.
5. Fair Value Measurements
The following tables set forth the fair value of financial instruments that were measured at fair value on a recurring basis:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$62,976	$62,976	$—	$—
U.S. treasury bonds	31,984	—	31,984	—
Corporate and municipal bonds	28,144	—	28,144	—
Total financial assets	$123,104	$62,976	$60,128	$—

Financial Liabilities:
Public warrant liability	$1,056	$1,056	$—	$—
Private warrant liability	483	—	483	—
Contingent consideration	4,289	—	—	4,289
Total financial liabilities	$5,828	$1,056	$483	$4,289

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$57,907	$57,907	$—	$—
U.S. treasury bonds	30,990	—	30,990	—
Corporate and municipal bonds	25,679	—	25,679	—
Total financial assets	$114,576	$57,907	$56,669	$—

Financial Liabilities:
Public warrant liability	$2,415	$2,415	$—	$—
Private warrant liability	1,104	—	1,104	—
Total financial liabilities	$3,519	$2,415	$1,104	$—
There were no transfers between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2025 and 2024.
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
The Company’s marketable securities presented in the condensed consolidated balance sheet as of June 30, 2025 have maturity dates ranging from 2025 through 2028 and are classified as current assets as these investments are intended to be readily available to fund current operations. The differences between the fair value and amortized cost basis of each security are the unrealized gains or losses recorded in accumulated other comprehensive income. As of June 30, 2025, the amortized cost for maturities less than one year and greater than one year were $37.5 million and $21.8 million, respectively.
Public and Private Warrants
As of the consummation of the merger in July 2021 in connection with the Business Combination, there were 666,516 warrants to purchase shares of Class A common stock outstanding, including 447,223 public warrants and 219,293 private placement warrants. As of June 30, 2025, there were 666,515 warrants to purchase shares of Class A common stock outstanding, including 457,323 public warrants and 209,192 private placement warrants outstanding. Each warrant expires five years after the Business Combination or earlier upon redemption or liquidation, and entitles the holder to purchase one share of Class A common stock at an exercise price of $379.50 per share, subject to adjustment, at any time commencing on September 4, 2021.
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
The private placement warrants were issued to CMLS Holdings, LLC, Mr. Munib Islam, Emily Leproust, PhD, and Mr. Nat Turner, and are identical to the public warrants underlying the units sold in the initial public offering, except that (1) the private placement warrants and the Class A common stock issuable upon the exercise of the private placement warrants would not be transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions, (2) the private placement warrants are exercisable on a cashless basis, (3) the private placement warrants are non-redeemable (except as described above, upon a redemption of warrants when the price per share of Class A common stock equals or exceeds $330.00) so long as they are held by the initial purchasers or their permitted transferees, and (4) the holders of the private placement warrants and the Class A common stock issuable upon the exercise of the private placement warrants have certain registration rights. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.
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
For the three and six months ended June 30, 2025, a gain of $3.1 million and $2.0 million, respectively, was recorded within the change in fair value of warrants and contingent liabilities in the condensed consolidated statements of operations and comprehensive income (loss). The change in fair value of the warrants for the three and six months ended June 30, 2024 was a gain of $0.7 million and loss of $0.4 million, respectively.
Contingent Consideration (Fabric Genomics)
Pursuant to the Merger Agreement, the Company agreed to pay up to (i) $10.5 million in cash, shares of Class A common stock or a combination thereof, as determined by the Company in its sole discretion, on or prior to April 30, 2026 subject to Fabric Genomics achieving gross revenue equal to or above $6.0 million and a gross margin equal to or above 69% for the fiscal year ending December 31, 2025 (the “First Milestone Payment”), with the amount of the First Milestone Payment determined by multiplying $7.0 million by the quotient obtained by dividing Fabric Genomics’ gross revenue for the fiscal year ending December 31, 2025 by $8.0 million, and (ii) $7.5 million in cash, shares of Class A common stock or a combination thereof, as determined by the Company in its sole discretion, on or prior to April 30, 2027 subject to Fabric Genomics achieving gross revenue equal to or above $9.0 million and a gross margin equal to or above 69% for the fiscal year ending December 31, 2026 (the “Second Milestone Payment” and, together with the First Milestone Payment, the “Milestone Payments”), with the amount of the Second Milestone Payment determined by multiplying $5.0 million by the quotient obtained by dividing Fabric Genomics’ gross revenue for the fiscal year ending December 31, 2026 by $12.0 million. The shares of Class A common stock issued, if any, pursuant to the Milestone Payments are referred to as the “Milestone Shares.” Any Milestone Shares that are issued will be valued at $93.0318 per share based on the average of the daily volume average weighted price of the Class A common stock over the period of 30 trading days ended April 11, 2025.
The fair value of the Milestone Payments was determined based on a Monte Carlo simulation valuation model, and is categorized as Level 3 of the fair value hierarchy as the Company utilizes unobservable inputs in estimating the fair value. Estimates and assumptions utilized in the Monte Carlo simulation model include risk-adjusted forecasted revenue and gross margin, revenue and gross profit volatility rates, expected stock price volatility, and discount rates which are based on the cost of debt and equity.
The following table summarizes the Level 3 inputs used in the valuation of the contingent consideration:

	At June 30, 2025		At May 5, 2025
	Range	Weighted-average	Range	Weighted-average
Discount rate	3.8% - 4.1%	4.0%	3.8% - 4.0%	3.9%
Expected term (in years)	0.8 - 1.8	1.2	1.0 - 2.0	1.4
Equity volatility	98.0%	98.0%	107.0%	107.0%
Revenue volatility	10.0%	10.0%	10.0%	10.0%
Gross margin volatility	20.0%	20.0%	20.0%	20.0%

At June 30, 2025, the fair value of the contingent consideration liability was $4.3 million. During the three and six months ended June 30, 2025, a loss of $0.9 million was recorded within the change in fair market value of warrants and contingent liabilities in the condensed consolidated statements of operations and comprehensive income (loss).
Perceptive Warrants
On October 27, 2023 (the “Closing Date”), the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Holdings IV, LP, as lender and administrative agent (“Perceptive”), which provided for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $75.0 million (the “Perceptive Term Loan Facility”). As consideration for the Credit Agreement, the Company issued to Perceptive a warrant to purchase up to 1,200,000 shares (the “Perceptive Warrants”) of its Class A common stock. 800,000 warrant shares (the “Initial Warrant Shares”) vested and became exercisable on the Closing Date and 400,000 warrant shares (the “Additional Warrant Shares” and together with the Initial Warrant Shares, the “Warrant Shares”) would have potentially vested and become exercisable on the Tranche B Borrowing Date, as defined in Note 9, “Long-Term Debt” included within this Quarterly Report. As the Company did not seek the additional funding from the Tranche B Loan, the Additional Warrant Shares did not vest and are not exercisable.
On April 30, 2024 (the “Exercise Date”) Perceptive provided the Company with a notice to exercise the Initial Warrant Shares at an aggregate exercise price of $2.5 million, and instructed the Company to withhold a number of Initial Warrant Shares as payment for the aggregate exercise price. As a result, the Company issued 645,414 shares of its Class A common stock to Perceptive in satisfaction of the cashless exercise in respect of the Initial Warrant Shares. See Note 9, “Long-Term Debt” included within this Quarterly Report for further information.
For the three and six months ended June 30, 2024, a loss of $5.1 million and $10.1 million, respectively, was recorded within the change in fair value of warrants and contingent liabilities in the condensed consolidated statements of operations and comprehensive income (loss) based on re-measurement performed as of the Exercise Date.
Connecticut Department of Economic and Community Development Funding Commitment
The Company’s loan from the Connecticut Department of Economic and Community Development (“DECD”) is classified within Level 2 of the fair value hierarchy. The loan was recorded at its carrying value of $5.2 million and $5.8 million, respectively, as of June 30, 2025 and December 31, 2024, with $1.2 million recorded in other current liabilities on the condensed consolidated balance sheets as of June 30, 2025. The fair value of the loan as of June 30, 2025 was $4.5 million, which is estimated based on discounted cash flows using the yields of similar debt instruments of other companies with similar credit profiles.
6. Property and Equipment, net
Property and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
Laboratory equipment	$24,292	$18,267
Leasehold improvements	14,685	14,655
Computer equipment	8,269	6,912
Building under finance lease	4,529	4,529
Equipment under finance leases	1,557	3,293
Furniture, fixtures and other equipment	584	584
Construction in-progress	9,039	4,960
Total property and equipment	62,955	53,200
Less: accumulated depreciation and amortization	(22,835)	(20,307)
Property and equipment, net	$40,120	$32,893
For the three months ended June 30, 2025 and 2024, depreciation and amortization expense was $2.3 million and $1.7 million, respectively. For the six months ended June 30, 2025 and 2024, depreciation and amortization expense was $4.5 million and $3.5 million, respectively.

Depreciation and amortization expense is included within the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of services	$1,389	$808	$2,464	$1,624
Research and development	209	211	581	407
General and administrative	688	693	1,413	1,423
Total depreciation and amortization expenses	$2,286	$1,712	$4,458	$3,454
7. Goodwill and Intangible Assets
The following table reflects, as of June 30, 2025, the carrying values and remaining useful lives of acquired intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period (in years)
Tradenames and trademarks	$54,500	$(9,946)	$44,554	13.0
Developed technology	62,900	(19,276)	43,624	6.2
Customer relationships	104,100	(15,589)	88,511	16.6
Total intangible assets	$221,500	$(44,811)	$176,689	13.1
Amortization expense for tradenames and trademarks and developed technology of $2.6 million and $2.3 million was recorded in general and administrative for the three months ended June 30, 2025 and 2024, respectively, and $4.9 million and $4.6 million for the six months ended June 30, 2025 and 2024, respectively, within the condensed consolidated statements of operations and comprehensive income (loss). Amortization expense for customer relationships of $1.3 million and $1.2 million was recorded in selling and marketing for the three months ended June 30, 2025 and 2024, respectively, and $2.5 million for both the six months ended June 30, 2025 and 2024, within the condensed consolidated statements of operations and comprehensive income (loss).
The acquisition of Fabric Genomics resulted in the recognition of $12.9 million of goodwill as of the Merger Date. There were no changes to the carrying amount of goodwill between the Merger Date and June 30, 2025. See Note 3, “Business Combinations” included within this Quarterly Report for further information.
8. Related Party Transactions
Related party expenses include the purchase of diagnostic testing kits and lab materials from Twist Biosciences (“Twist”). Transactions with Twist are at arm’s length and represent market rates. The Company incurred $1.7 million and $4.2 million in purchases and $2.2 million and $4.1 million was recorded in cost of services for the three and six months ended June 30, 2025, respectively. The Company incurred $2.6 million and $5.1 million in purchases and $1.7 million and $2.8 million was recorded in cost of services for the three and six months ended June 30, 2024, respectively. Payables due as of June 30, 2025 and December 31, 2024 were $1.2 million and $0.7 million, respectively.

9. Long-Term Debt
As of June 30, 2025, long-term debt matures as follows:

2025 (remainder of year)	$608
2026	1,235
2027	1,260
2028	51,285
2029	762
Total debt	55,150
Less: current portion of long-term debt	(1,223)
Less: long-term debt issuance costs	(2,244)
Total long-term debt, net of current portion	$51,683

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
Interest Rate
The Perceptive Term Loan Facility accrues interest at an annual rate equal to the sum of (a) Term SOFR (as defined in the Credit Agreement) and (b) an applicable margin of 7.5% (the “Applicable Margin”). Accrued interest on the Term Loans is payable monthly in arrears. Upon an Event of Default (as defined in the Credit Agreement), the Applicable Margin will automatically increase by an additional 4% per annum.
Amortization and Prepayment
Prior to the Maturity Date, there will be no scheduled principal payments under the Perceptive Term Loan Facility. On the Maturity Date, the Company is required to pay Perceptive the aggregate outstanding principal amount of the Tranche A Loan and all accrued and unpaid interest thereon. The Tranche A Loan may be prepaid at any time, subject to a prepayment premium equal to 0% to 10% of the aggregate outstanding principal amount being prepaid, depending on the date of prepayment.
Security Instruments and Warrant
In connection with the Credit Agreement, the Company also entered into a Security Agreement, dated as of the Closing Date, with Perceptive, pursuant to which all of its obligations under the Credit Agreement are secured by a first lien perfected security interest on substantially all of its existing and after-acquired assets, subject to customary exceptions.
On the Closing Date, as consideration for the Credit Agreement, the Company issued the Perceptive Warrants to Perceptive, which allowed Perceptive to purchase up to 1,200,000 Warrant Shares. The 800,000 Initial Warrant Shares vested and became exercisable on the Closing Date and the 400,000 Additional Warrant Shares would have potentially vested and become exercisable on the Tranche B Borrowing Date. As the Company did not seek the additional funding from the Tranche B Loan, the Additional Warrant Shares did not vest and are not exercisable.
On April 30, 2024, Perceptive provided the Company with a notice to exercise the Initial Warrant Shares at an aggregate exercise price of $2.5 million and instructed the Company to withhold a number of Initial Warrant Shares as payment for the aggregate exercise price. As a result, the Company issued 645,414 shares of its Class A common stock in satisfaction of the cashless exercise in respect of the Initial Warrant Shares. See Note 5, “Fair Value Measurements” included within this Quarterly Report for further information.
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
During the three and six months ended June 30, 2025, the Company made principal payments totaling $0.3 million and $0.6 million, respectively. The outstanding loan balance from the 2022 Amended DECD Loan Agreement was $5.2 million as of June 30, 2025.

10. Purchase Commitments and Contingencies
Purchase Commitments
The following sets forth purchase commitments with software and equipment providers as of June 30, 2025 with a remaining term of at least one year:

2025 (remainder of year)	$9,236
2026	9,403
2027	4,719
2028	4,039
2029	3,914
Thereafter	978
Total purchase commitments	$32,289
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
Except as described below, the Company was not a party to any material legal proceedings as of June 30, 2025, nor is it a party to any material legal proceedings as of the date of issuance of these condensed consolidated financial statements.
On September 7, 2022, a shareholder class action lawsuit was filed in the United States District Court for the District of Connecticut, styled Helo v. Sema4 Holdings Corp., et al, 22-cv-1131 (D. Conn.) against the Company and certain of the Company’s current and former officers. Following the appointment of a lead plaintiff, an amended complaint was filed on January 30, 2023. The defendants moved to dismiss the amended complaint on August 21, 2023, and that motion was granted on July 31, 2024. A second amended complaint was filed on September 13, 2024. As amended, the complaint purports to bring suit on behalf of the stockholders who purchased the Company’s publicly traded securities between January 18, 2022 and August 15, 2022. The second amended complaint does not reassert most of the earlier allegations, and purports to allege that the defendants made false and misleading statements about the abilities and potential of Centrellis, its proprietary intelligence platform, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and seeks unspecified compensatory damages, fees and costs. The Company’s motion to dismiss the second amended complaint was denied on June 23, 2025, and the case will proceed to discovery.
On November 28, 2023, a stockholder filed a derivative suit, allegedly on behalf of the Company, based largely on the same allegations in the securities class action referenced above. The suit was filed in federal court in the District of Delaware, styled Ghazaleh v. Schadt, et al, 23-cv-01357 (D. Del.), and purports to assert claims against certain of the Company’s former and current officers and directors under Section 10(b) of the Exchange Act, and for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment and corporate waste. The Company is named only as a nominal defendant. The complaint seeks damages on the Company’s behalf, and seeks corporate governance and other relief. On March 11, 2024, the Court issued an order staying this suit pending resolution of the Helo class action referenced above (or certain other developments).
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

11. Stock-Based Compensation
Stock-based compensation expense is included within the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of services	$193	$86	$361	$134
Research and development	1,422	347	1,841	160
Selling and marketing	1,268	368	1,814	348
General and administrative	4,930	2,307	7,780	2,015
Total stock-based compensation expense[1,2]	$7,813	$3,108	$11,796	$2,657
(1)The Company recorded an aggregate reversal of stock-based compensation of $0.2 million and $0.1 million during the three months ended June 30, 2025 and 2024, respectively, and $0.8 million and $3.3 million during the six months ended June 30, 2025 and 2024, respectively, due to forfeiture activities upon employee terminations.
(2)Includes $0.4 million and $0.1 million of expenses related to the 2021 Employee Stock Purchase Plan for the three months ended June 30, 2025 and 2024, respectively, and $0.7 million and $0.1 million of expenses for the six months ended June 30, 2025 and 2024, respectively.
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
As of June 30, 2025, there was an aggregate of 3,007,791 shares available for grants of stock options or other awards under the 2021 Plan and Equity Inducement Plan.
Stock Options
All stock options granted under the 2021 Plan are accounted for as time-based equity awards. The following table summarizes the stock option activity during the six months ended June 30, 2025:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	341,280	$44.83	5.99	$12,429
Granted	—	$—
Exercised	(35,432)	$22.63
Forfeited and canceled	—	$—
Outstanding at June 30, 2025	305,848	$47.33	5.50	$15,108
Options exercisable at June 30, 2025	275,244	$44.68	5.33	$14,058
Non-vested options outstanding as of June 30, 2025 were 30,604 with a weighted-average grant-date fair value of $45.87. As of June 30, 2025, unrecognized stock-based compensation cost related to the unvested portion of the Company’s stock options was $0.2 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 0.7 years.
The weighted-average grant-date fair value and total fair value of options with tranches vested during the six months ended June 30, 2025 was $46.76 and $0.4 million, respectively.

There were no options granted during the six months ended June 30, 2025. The aggregate intrinsic value of options exercised during the six months ended June 30, 2025 was $2.4 million, and is calculated based on the difference between the exercise price and the fair value of the Company’s Class A common stock as of the exercise date. There were no options forfeited or canceled during the six months ended June 30, 2025.
Restricted Stock Units
Restricted stock units granted under the 2021 Plan are accounted for as either time-based restricted stock units (“RSUs”) or performance-based restricted stock units (“PRSUs”). Restricted stock units convert to Class A common stock on a one-for-one basis as the awards vest. The Company measures the fair value of restricted stock units at fair value based on the closing price of the underlying common stock on the grant date. The following table summarizes restricted stock unit activity during the six months ended June 30, 2025:

	Restricted Stock Units	Weighted-Average Grant Date-Fair Value Per Unit
Outstanding at December 31, 2024	1,869,561	$12.03
Granted[1]	481,895	$92.90
Vested	(483,407)	$14.69
Forfeited	(232,189)	$15.69
Outstanding at June 30, 2025	1,635,860	$34.73
(1)Includes 73,677 PRSUs granted during the six months ended June 30, 2025 with a weighted-average grant-date fair value of $98.47.
During the six months ended June 30, 2025, the Company approved an award of 73,677 PRSUs to certain executives. The grant date fair value of the PRSUs is based on the fair value of the Company’s Class A common stock on the grant date. The awards have both time-based and performance-based vesting conditions. The actual number of shares earned on vesting ranges from 0% to 200% of the target number of shares granted, depending on the attainment of specified performance goals established for the years ending December 31, 2025 and 2026.
The total fair value of restricted stock units vested during the six months ended June 30, 2025 was $7.1 million. As of June 30, 2025, unrecognized stock-based compensation expense related to the Company’s restricted stock units was $41.1 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 2.0 years.
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
The Company issued 22,674 shares of Class A common stock under the 2021 ESPP during the three and six months ended June 30, 2025. As of June 30, 2025, a total of 827,322 shares of Class A common stock have been reserved for future issuance under the 2021 ESPP.
12. Income Taxes
Income tax was a $0.2 million benefit and $0.2 million of expense for the three and six months ended June 30, 2025, respectively. Income tax was a benefit of $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively. Income taxes for these periods are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events should they occur. The Company’s effective tax rate for the three and six months ended June 30, 2025 was (2.3%) and 4.5%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2024 was 0.6% and 0.5%, respectively.

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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. The Company is assessing the legislation and its effect on its consolidated financial statements, which it expects to begin reflecting in the third fiscal quarter of 2025.
13. Earnings (Loss) per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to common stockholders:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$10,809	$(29,173)	$4,280	$(49,412)
Denominator:
Basic weighted-average common shares outstanding	28,579,704	26,617,955	28,365,018	26,340,063
Basic earnings (loss) per share	$0.38	$(1.10)	$0.15	$(1.88)

Diluted weighted-average common shares outstanding	29,753,933	26,617,955	29,642,555	26,340,063
Diluted earnings (loss) per share	$0.36	$(1.10)	$0.14	$(1.88)
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the period presented as the effect would be anti-dilutive:

	Three and six months ended June 30,
	2025	2024
Outstanding options and restricted stock units	17,072	2,557,738
Outstanding warrants	666,515	666,515
Outstanding 2021 ESPP shares	—	29,267
Total	683,587	3,253,520
14. Supplemental Financial Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets to the total of the same amounts shown on the condensed consolidated statements of cash flows:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$74,120	$85,212
Restricted cash (included in other assets)	990	990
Total	$75,110	$86,202
Restricted cash as of June 30, 2025 and December 31, 2024 primarily consists of money market deposit accounts that secure an irrevocable standby letter of credit that serves as collateral for a security deposit for operating leases.

Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid expenses	$8,377	$7,425
Other current assets	1,942	1,079
Total	$10,319	$8,504
Accounts payable and accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
Accounts payable	$3,522	$7,954
Accrued expenses	28,116	12,443
Third party payor reserves, short-term	17,601	10,586
Total	$49,239	$30,983
Other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Accrued compensation	$10,093	$16,241
Accrued severance	986	746
Due to related parties	1,153	668
Short-term contingent consideration liability	2,553	—
Other	4,299	2,843
Total	$19,084	$20,498
Other liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Warrant liability	$1,539	$3,519
Long-term contingent consideration liability	1,736	—
Third party payor reserve, long-term	—	2,000
Total	$3,275	$5,519
2024 Sales Agreement
The Company entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) in April 2024, pursuant to which the Company may, but is not obligated to, offer and sell, from time to time, shares of its Class A common stock with an aggregate offering price up to $75.0 million through TD Cowen, as sales agent, subject to the terms and conditions described in the Sales Agreement and SEC rules and regulations (the “ATM offering”). During the year ended December 31, 2024, the Company issued 825,379 shares of its Class A common stock in connection with the ATM offering at an average price of $58.41 per share. Proceeds received, net of agent fees and other offering expenses, were $46.5 million. During the six months ended June 30, 2025, the Company issued 150,000 shares of its Class A common stock in connection with the ATM offering at an average price of $96.10 per share. Proceeds received, net of agent fees and other offering expenses, were $13.8 million. As of June 30, 2025, approximately $12.4 million of capacity remained available under this ATM offering.
15. Segment Reporting
The Company’s structure is aligned with how the chief operating decision maker (“CODM”) reviews the business, makes investing and resource allocation decisions and assesses operating performance. The Company’s CODM is its Chief Executive Officer. As of June 30, 2025, the Company has identified the GeneDx operating segment as its one reportable segment. The GeneDx operating segment primarily provides pediatric and rare disease diagnostics with a focus on whole exome and genome sequencing and, to a lesser extent, data and information services. The Company has also identified two other operating segments: (1) Fabric Genomics and (2) Legacy Sema4, which was completely shut down in 2023 and is winding down its operating activities. The Fabric Genomics and Legacy Sema4 operating segments do not meet the quantitative thresholds for reportable segments and are collectively reported in Other.

The CODM evaluates segment performance based on revenue and adjusted gross profit.

	Three months ended June 30,
	2025			2024
	GeneDx	Other	Total	GeneDx	Other	Total
Revenue	$101,784	$908	$102,692	$68,924	$1,590	$70,514
Adjusted cost of services	29,964	244	30,208	26,523	145	26,668
Adjusted gross profit (1)	71,820	664	72,484	42,401	1,445	43,846

Reconciliations:
Depreciation and amortization			1,389			808
Stock-based compensation			193			86
Gross profit			$70,902			$42,952

	Six months ended June 30,
	2025			2024
	GeneDx	Other	Total	GeneDx	Other	Total
Revenue	$188,899	$908	$189,807	$130,385	$2,551	$132,936
Adjusted cost of services	57,360	244	57,604	50,622	145	50,767
Adjusted gross profit (1)	131,539	664	132,203	79,763	2,406	82,169

Reconciliations:
Depreciation and amortization			2,464			1,624
Stock-based compensation			361			134
Restructuring costs			—			48
Gross profit			$129,378			$80,363
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
Overview
See Note 1, “Organization and Description of Business” to our condensed consolidated financial statements included in this Quarterly Report for more information on the Company’s history.
Factors Affecting Our Performance
We believe several important factors have impacted, and will continue to impact, our performance and results of operations. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Item 1A. Risk Factors” in this Quarterly Report and in our 2024 Form 10-K and our Quarterly Report for the quarterly period ended March 31, 2025, which are incorporated by reference in this Quarterly Report, for further information.
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
We believe the number of resulted exome and genome tests in any period is important and useful to investors because it directly correlates with long-term patient relationships and the size of our genomic database. During the three months ended June 30, 2025, we resulted 23,102 exome and genome tests, which represented 41% of all test results, compared to the three months ended June 30, 2024, in which we resulted approximately 18,017 exome and genome tests, which represented 31% of all test results. During the six months ended June 30, 2025, we resulted 43,664 exome and genome tests, which represented 41% of all test results, compared to the six months ended June 30, 2024, in which we resulted approximately 34,609 exome and genome tests, which represented 31% of all test results.
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
In addition, with the acquisition of Fabric Genomics, we generate revenues through software subscriptions as well as clinical and consulting services as part of the arrangements related to rare disease, hereditary risk, and cancer testing. Our customers include clinical laboratories, hospitals, and research institutions. Our ability to increase this revenue will depend on our ability to expand our customer base among hospitals and genomic centers, along with increased adoption of whole genome sequencing and AI-enabled interpretation in clinical workflows.

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

Comparison of the three months ended June 30, 2025 and 2024
The following table sets forth our results of operations for the periods presented:

	Three months ended June 30,
	2025	2024	$ Change	% Change
Revenue
Diagnostic test revenue	$99,823	$69,439	$30,384	44%
Other revenue	2,869	1,075	1,794	167%
Total revenue	102,692	70,514	32,178	46%
Cost of services	31,790	27,562	4,228	15%
Gross profit	70,902	42,952	27,950	65%
Research and development	15,079	10,902	4,177	38%
Selling and marketing	19,448	16,585	2,863	17%
General and administrative	27,415	26,044	1,371	5%
Income (loss) from operations	8,960	(10,579)	19,539	NM

Non-operating income (expenses), net
Change in fair value of warrants and contingent liabilities	2,181	(4,409)	6,590	NM
Interest expense, net	(817)	(894)	77	(9)%
Other income (expense), net	239	(13,481)	13,720	NM
Total non-operating income (expense), net	1,603	(18,784)	20,387	NM
Income (loss) before income taxes	10,563	(29,363)	39,926	NM
Income tax benefit (expense)	246	190	56	29%
Net income (loss)	$10,809	$(29,173)	$39,982	NM
NM - Not Meaningful
Revenue
Total revenue increased by $32.2 million, or 46%, to $102.7 million for the three months ended June 30, 2025, from $70.5 million for the three months ended June 30, 2024.
Diagnostic test revenue increased by $30.4 million, or 44%, to $99.8 million for the three months ended June 30, 2025, from $69.4 million for the three months ended June 30, 2024. The increase primarily reflected an increase of 69% in whole exome and genome sequencing revenues driven by a 28% increase in test volumes.
Other revenue increased by $1.8 million or 167%, to $2.9 million for the three months ended June 30, 2025, from $1.1 million for the three months ended June 30, 2024. The increase reflects $0.9 million of revenue from the recently acquired Fabric Genomics operating segment and the continued expansion of data and bio pharma programs.
Gross Profit
Gross profit increased by $28.0 million or 65%, to $70.9 million for the three months ended June 30, 2025, from $43.0 million for the three months ended June 30, 2024, driven by a combination of a shift in test mix to more profitable whole exome and genome tests, improvement in exome average reimbursement rates, and continued cost per test leverage.
Research and Development
Research and development expense increased by $4.2 million, or 38%, to $15.1 million for the three months ended June 30, 2025, from $10.9 million for the three months ended June 30, 2024. The increase was driven by higher overall compensation costs of $3.4 million, which reflects an investment to expand our product development team and the research and development costs of Fabric Genomics. In addition, the prior period included a benefit of $1.1 million to reverse stock-based compensation expense associated with forfeitures of unvested equity awards of terminated employees.

Selling and Marketing
Selling and marketing expense increased by $2.9 million, or 17%, to $19.4 million for the three months ended June 30, 2025, from $16.6 million for the three months ended June 30, 2024. This primarily reflects our investment to support growth in our commercial team, as well as the selling and marketing costs of Fabric Genomics.
General and Administrative
General and administrative expense increased by $1.4 million, or 5%, to $27.4 million for the three months ended June 30, 2025, from $26.0 million for the three months ended June 30, 2024. The increase was primarily attributable to increased compensation related costs of $5.0 million, higher IT software and infrastructure costs of $2.9 million, higher legal costs of $1.3 million, and increased amortization expense for acquired intangible assets established in connection with purchase accounting. These increases were partially offset by a one-time sales-and-use tax refund of $8.4 million.
Non-Operating Income (Expense), Net
Non-operating income (expense), net improved by $20.4 million. The current quarter results primarily reflected a gain of $3.1 million for the change in the fair value of public and private warrants, partially offset by expense of $0.9 million for the change in fair value of the contingent consideration. The prior period results primarily reflected legal reserves, net of insurance, of approximately $13.4 million and a non-cash charge of $5.1 million associated with the exercise of the Perceptive Warrant.
See Note 5, “Fair Value Measurements” to our condensed consolidated financial statements for further information on the changes in fair value of our warrants and contingent liabilities.
Comparison of the six months ended June 30, 2025 and 2024
The following table sets forth our results of operations for the periods presented:

	Six months ended June 30,
	2025	2024	$ Change	% Change
Revenue
Diagnostic test revenue	$185,582	$130,543	$55,039	42%
Other revenue	4,225	2,393	1,832	77%
Total revenue	189,807	132,936	56,871	43%
Cost of services	60,429	52,573	7,856	15%
Gross profit	129,378	80,363	49,015	61%
Research and development	27,656	22,469	5,187	23%
Selling and marketing	37,764	32,670	5,094	16%
General and administrative	59,549	49,463	10,086	20%
Income (loss) from operations	4,409	(24,239)	28,648	NM

Non-operating income (expenses), net
Change in fair value of warrants and contingent liabilities	1,081	(10,510)	11,591	NM
Interest expense, net	(1,457)	(1,491)	34	(2)%
Other income (expense), net	448	(13,444)	13,892	NM
Total non-operating income (expense), net	72	(25,445)	25,517	NM
Income (loss) before income taxes	4,481	(49,684)	54,165	NM
Income tax (expense) benefit	(201)	272	(473)	NM
Net income (loss)	$4,280	$(49,412)	$53,692	NM
NM - Not Meaningful
Revenue
Total revenue increased by $56.9 million, or 43%, to $189.8 million for the six months ended June 30, 2025, from $132.9 million for the six months ended June 30, 2024.

Diagnostic test revenue increased by $55.0 million, or 42%, to $185.6 million for the six months ended June 30, 2025, from $130.5 million for the six months ended June 30, 2024. The increase is attributable to increase of 66% in whole exome and genome sequencing revenues driven by a 26% increase in test volumes and a 32% increase in average reimbursement rates. This was partially offset by declines in other non-exome test revenues.
Other revenue increased by $1.8 million, or 77%, to $4.2 million for the six months ended June 30, 2025, from $2.4 million for the six months ended June 30, 2024. The increase reflects $0.9 million of revenue from the recently acquired Fabric Genomics operating segment and the continued expansion of data and bio pharma programs.
Gross Profit
Gross profit increased by $49.0 million for the six months ended June 30, 2025, driven by a combination of a shift in test mix to more profitable whole exome and genome tests, improvement in exome average reimbursement rates, and continued cost per test leverage.
Research and Development
Research and development expense increased by $5.2 million, or 23%, to $27.7 million for the six months ended June 30, 2025, from $22.5 million for the six months ended June 30, 2024. The increase was primarily attributable to compensation related costs of $7.0 million which reflects an investment to expand our product development team and the research and development costs of Fabric Genomics. The increase was partially offset by lower costs associated with the Guardian newborn screening study.
Selling and Marketing
Selling and marketing expense increased by $5.1 million, or 16%, to $37.8 million for the six months ended June 30, 2025, from $32.7 million for the six months ended June 30, 2024. The increase was primarily attributable to higher compensation related costs of $4.5 million which reflects our investment to support growth in our commercial team, as well as the selling and marketing costs of Fabric Genomics.
General and Administrative
General and administrative expense increased by $10.1 million, or 20%, to $59.5 million for the six months ended June 30, 2025, from $49.5 million for the six months ended June 30, 2024. The increase was primarily attributable to increased compensation related costs of $11.9 million, higher IT software and infrastructure costs of $3.1 million, higher legal costs of $2.8 million and increased amortization expense for acquired intangible assets established in connection with purchase accounting. These increases were partially offset by a one-time sales-and-use tax refund of $8.4 million.
Non-Operating Income (Expense), Net
Non-operating income (expense), net, improved by $25.5 million.The current year period included a gain of $2.0 million for the change in the fair value of public and private warrants, partially offset by expense of $0.9 million for the change in fair value of the contingent consideration. The prior year period primarily included legal reserves, net of insurance, of approximately $13.4 million, and non-cash charges of $5.1 million associated with the exercise of the Perceptive Warrant exercised and $5.4 million driven by the increase in fair value of our public and private placement warrants and Perceptive Warrant driven primarily by the increase in our share price.
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
The following is a reconciliation of gross profit to our adjusted gross profit and of our gross margin to adjusted gross margin for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$102,692	$70,514	$189,807	$132,936
Cost of services	31,790	27,562	60,429	52,573
Gross profit	$70,902	$42,952	$129,378	$80,363
Gross margin	69.0%	60.9%	68.2%	60.5%
Add:
Depreciation and amortization expense	$1,389	$808	$2,464	$1,624
Stock-based compensation expense	193	86	361	134
Restructuring costs	—	—	—	48
Adjusted gross profit	$72,484	$43,846	$132,203	$82,169
Adjusted gross margin	70.6%	62.2%	69.7%	61.8%
Adjusted Net Income (Loss)
Adjusted net income (loss) is a non-GAAP financial measure that we define as net income (loss) adjusted for depreciation and amortization, stock-based compensation expenses, restructuring costs, change in fair value of warrants and contingent liabilities, interest expense (net), income tax expense (benefit), transaction costs, legal reserves and tax refunds. We believe adjusted net income (loss) is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain factors that may vary from company to company for reasons unrelated to overall operating performance.

The following is a reconciliation of our net income (loss) to adjusted net income (loss) for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss)	$10,809	$(29,173)	$4,280	$(49,412)
Depreciation and amortization expense	6,191	5,218	11,869	10,466
Stock-based compensation expense	7,813	3,108	11,796	2,657
Restructuring costs	73	248	631	1,091
Change in fair value of warrants and contingent liabilities	(2,181)	4,409	(1,081)	10,510
Other (1)	(7,722)	14,154	(4,821)	14,669
Adjusted net income (loss)	$14,983	$(2,036)	$22,674	$(10,019)
(1)For the three and six months ended June 30, 2025, represents interest expense, net, income tax expense, net, transaction costs associated with the Merger Agreement and a sales-and-use tax refund. For the three and six months ended June 30, 2024, represents interest expense, net, income tax benefit, net, and reserves net of insurance for a certain litigation matter.
Liquidity and Capital Resources
As of June 30, 2025, our existing cash and cash equivalents and available-for-sale marketable securities were $134.6 million.
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
We have an effective shelf registration statement that we filed with the SEC in August of 2022, registering $300.0 million shares of our Class A common stock and other securities, and we may file a new shelf registration statement with the SEC to replace the existing registration statement and replenish the amount of securities registered. As of June 30, 2025, approximately $87.8 million of securities remained available under this registration statement. Further, we have entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our Class A common stock with an aggregate offering price up to $75.0 million through TD Cowen, as sales agent, subject to the terms and conditions described in the Sales Agreement and SEC rules and regulations (our “ATM offering”). As of June 30, 2025, approximately $12.4 million of capacity remained available under this ATM offering.

Material Cash Requirements for Known Contractual Obligations and Commitments
We anticipate fulfilling our contractual obligations and commitments with existing cash and cash equivalents and available-for-sale marketable securities or through additional capital raised to finance our operations.
As discussed in the notes to our condensed consolidated financial statements, in 2022, we entered into an agreement with one of our third-party payors to settle claims related to coverage and billing matters allegedly resulting in overpayments by the payor to Legacy Sema4. As of June 30, 2025, remaining payments due to the payor were $12.0 million. For more information regarding this matter, see Note 3, “Revenue Recognition” to our consolidated financial statements included in our 2024 Form 10-K and Note 4, “Revenue Recognition,” to our condensed consolidated financial statements included within this Quarterly Report, respectively.
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

Our critical accounting policies and estimates are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the 2024 Form 10-K. Except as disclosed in Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Quarterly Report, there have been no material changes to our critical accounting policies and estimates in the current period.
Cash Flows

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$20,602	$(20,918)
Net cash used in investing activities	(45,758)	(21,858)
Net cash provided by (used in) financing activities	14,064	(829)
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2025 was $20.6 million, driven by a net income of $4.3 million, net adjustments of $29.3 million driven by depreciation and amortization expense and stock-based compensation expense. The impact of the changes in operating assets and liabilities was primarily attributable to increased accounts receivables driven by the growth of the whole exome and genome testing volumes and partially offset by increased accounts payables and accruals due to the timing of vendor payments.
Net cash used in operating activities during the six months ended June 30, 2024 was $20.9 million, driven by lower cash expenditures associated with the current year period net loss as compared with the prior year period, which reflected improved gross margin profitability, as well as the realization of cost savings from exiting the Legacy Sema4 business and other cost reduction initiatives.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2025 was $45.8 million, which included $33.2 million for the acquisition of Fabric Genomics, purchases of marketable securities of $30.8 million and property and equipment of $8.5 million, partially offset by $26.7 million in proceeds from the maturities of marketable securities.
Net cash used in investing activities during the six months ended June 30, 2024 was $21.9 million, which included net purchases of marketable securities of $29.4 million and property and equipment of $1.8 million, partially offset by $9.3 million in proceeds from the sales and maturities of marketable securities.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2025 was $14.1 million, which primarily reflected proceeds from the ATM offering of $13.8 million.
Net cash used in financing activities during the six months ended June 30, 2024 was $0.8 million, which reflected finance lease principal payments.
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

Recent Accounting Pronouncements
Additional information on recent accounting pronouncements can be found in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included within our 2024 Form 10-K, and Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, available-for-sale marketable securities and restricted cash consists of bank deposits and money market funds, which totaled $135.5 million as of June 30, 2025 and $142.2 million as of December 31, 2024, respectively. Such interest-bearing instruments carry a degree of risk. However, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A 100-basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and restricted cash.
We are also exposed to interest rate risk on our variable rate debt associated with the Perceptive term loan facility. Changes in interest rates can impact future interest payments we are obligated to pay. A 100-basis point change in interest rates would not have a material effect on the total future interest payments.
See Note 9, “Long-Term Debt” to our condensed consolidated financial statements for further information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1, Note 10, “Purchase Commitments and Contingencies” to our condensed consolidated financial statements included within this Quarterly Report and is incorporated herein by reference.
Item 1A. Risk Factors
Except for as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” of our 2024 Form 10-K and in Part II, Item 1A “Risk Factors” of our Quarterly Report for the quarterly period ended March 31, 2025, filed with the SEC on April 30, 2025, which sections are incorporated by reference herein.
Changes in FDA oversight for laboratory developed tests (“LDTs”) could subject our operations to much more significant regulatory requirements.

We currently offer an LDT version of certain tests. Historically, the FDA has exercised a policy of enforcement discretion with respect to most LDTs, whereby the FDA did not actively enforce its medical device regulatory requirements for such tests. However, at various points in recent years, the FDA has indicated that it intends to end enforcement discretion for many tests offered as LDTs, and to require such tests to comply with certain FDA regulatory requirements. Agency officials have previously expressed significant concerns regarding performance disparities between some LDTs and in vitro diagnostics that have been reviewed, cleared, authorized or approved by the FDA.
On April 29, 2024, the FDA published a final rule on LDTs, in which the FDA outlined its plans to end enforcement discretion for many LDTs in five stages over a four-year period. In response, multiple lawsuits were filed challenging the FDA’s authority to regulate LDTs as medical devices under the Federal Food, Drug, and Cosmetic Act (FDCA). On March 31, 2025, the U.S. District Court for the Eastern District of Texas struck down the 2024 final rule on the grounds that the FDA exceeded its authority under the FDCA. The FDA did not appeal the court’s ruling. As a result, clinical laboratories offering LDTs are not required to comply with any of the phases of the final rule.
Legislative proposals addressing the FDA’s oversight of LDTs have also been introduced in previous Congresses, and we expect that new legislative proposals will be introduced from time-to-time. If the FDA ultimately regulates certain LDTs, our tests may become subject to extensive FDA requirements and our business may otherwise be adversely affected. If the FDA were to actively regulate our LDTs, we could experience reduced revenue or increased costs, which could adversely affect our business, prospects, results of operations and financial condition. If required, the regulatory marketing authorization process required to bring our current or future LDTs into compliance may involve, among other things, successfully completing additional clinical validations and preparing submissions that comply with applicable premarket review requirements. Furthermore, legislative proposals, if enacted, such as the VALID Act, could create new or different regulatory and compliance burdens on us and could have a negative effect on our ability to keep products on the market or develop new products, which could have a material effect on our business. In the event that the FDA requires marketing authorization of our LDTs in the future, the FDA may not ultimately grant any clearance, authorization or approval requested by us in a timely manner, may limit our indication in a way that is not commercially desirable, or refuse to provide such authorization at all. In addition, if the FDA inspects our laboratory in relation to the marketing of any FDA-authorized test, any enforcement action the FDA takes might not be limited to the FDA-authorized test carried by us and could encompass our other testing services.
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
Patents
The fields of genomic and health information analysis present limited opportunities for patent protection, based on current legal precedents. Our patent protection strategy has focused on seeking protection for certain of our non-gene specific technology and our specific biomarkers. In this regard, one issued U.S. design patent, fourteen pending U.S. non-provisional utility patent applications, eight pending U.S. provisional patent applications, and one pending international PCT patent application. The issued U.S. design patent relates to a display screen with a graphical user interface. The utility patent applications include a U.S. patent application related to performing phenotypic fit analysis, a U.S. patent application related to analyzing genetic variations and phenotypes, a U.S. patent application related to modeling inference of mutation impact, a U.S. patent application related to generating a cancer determination from electronic health records using a cancer determination analysis system, a U.S. patent application related to providing a homologous recombination DNA repair deficiency score for a cancer patient, a U.S. patent application related to therapeutic treatment for subjects having certain polymorphic markers associated with specific human leukocyte antigen alleles, a U.S. patent application relating to analyzing phenotype-causing genomic variants, a U.S. patent application relating to prioritizing phenotype-causing genomic variants in combination with biomedical ontologies, a U.S. patent application relating to prioritizing phenotype-causing genomic variants in combination with clinical information, and an international PCT patent application relating to analyzing long biological sequence data. If patents are issued from the currently pending applications, the earliest patents will begin expiring in the early 2030s, subject to potential extensions of the patent term that will be calculated based on the length of the patent examination process. The claim scope of any potentially issued patents stemming from the present applications may be narrower than included in the initial filings due to any amendments that may arise throughout their prosecution.
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
The following updates Part I, Item 1. “Business—Government Regulation—Diagnostic Products and FDA Oversight of Laboratory Developed Tests” in our 2024 Form 10-K:
FDA Oversight of Laboratory Developed Tests
We currently offer an LDT version of certain tests. Historically, the FDA has exercised a policy of enforcement discretion with respect to most LDTs, whereby the FDA did not actively enforce its medical device regulatory requirements for such tests. However, at various points in recent years, the FDA has indicated that it intends to end enforcement discretion for many tests offered as LDTs, and to require such tests to comply with certain FDA regulatory requirements. Agency officials have previously expressed significant concerns regarding performance disparities between some LDTs and in vitro diagnostics that have been reviewed, cleared, authorized or approved by the FDA.
On April 29, 2024, the FDA published a final rule on LDTs, in which the FDA outlined its plans to end enforcement discretion for many LDTs in five stages over a four-year period.
In response, multiple lawsuits were filed challenging the FDA’s authority to regulate LDTs as medical devices under the Federal Food, Drug, and Cosmetic Act (FDCA). On March 31, 2025, the U.S. District Court for the Eastern District of Texas struck down the 2024 final rule on the grounds that the FDA exceeded its authority under the FDCA. The FDA did not appeal the court’s ruling. As a result, clinical laboratories offering LDTs are not required to comply with any of the phases of the final rule.
Legislative proposals addressing the FDA’s oversight of LDTs have also been introduced in previous Congresses, and we expect that new legislative proposals will be introduced from time-to-time. For example, versions of the Verifying Accurate Leading-edge IVCT Development Act (the “VALID Act”) have been introduced in Congress several times in recent years, but the VALID Act has not been enacted. The VALID Act, as most recently proposed, would create a new category of medical products separate from medical devices called “in vitro clinical tests,” or IVCTs. As most recently proposed, the VALID Act would modify the

FDCA and establish a risk-based approach to imposing requirements related to premarket review, quality systems, and labeling requirements on all IVCTs, including LDTs, but a grandfathering provision would create exemptions from certain requirements for certain LDTs (e.g., LDTs first offered for clinical use not later than May 6, 2024). The likelihood that Congress will pass such legislation is difficult to predict at this time.
If the FDA ultimately regulates certain LDTs, our tests may be subject to certain additional regulatory requirements. Complying with the FDA’s requirements can be expensive, time-consuming, and subject us to significant or unanticipated delays. Insofar as we may be required to obtain premarket clearance or approval to perform or continue performing an LDT, we cannot be sure that we will be able to obtain such authorization. Even if we obtain regulatory clearance or approval where required, such authorization may not be for the intended uses that we believe are commercially attractive or are critical to the commercial success of our tests. As a result, the application of the FDA’s oversight to our tests could materially and adversely affect our business, financial condition, and results of operations.
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
Additionally, certain of our diagnostic products in development may be subject to regulation by the FDA and similar international health authorities. For these products, we would have an obligation to comply with applicable premarket review requirements, and adhere to the FDA’s current Good Manufacturing Practices and diagnostic product regulations, including providing for an establishment and product listing with the FDA. Additionally, we would be subject to periodic FDA inspections, quality control procedures, and other detailed validation procedures. If the FDA finds deficiencies in the validation of our manufacturing and/or our quality control practices, it may impose restrictions on marketing specific products until corrected. Regulation by governmental authorities in the United States and other countries may be a significant factor in how we develop, test, produce and market our diagnostic test products.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into this Quarterly Report.

No.	Description of Exhibit	Filed Herewith
3.1#	Third Amended and Restated Certificate of Incorporation, as amended.	X

10.1*	Non-Employee Director Compensation Policy, effective April 10, 2025.	X

10.2	Joinder Agreement, dated July 2, 2025 by Fabric Genomics, Inc. in favor of Perceptive Credit Holdings IV, LP.	X

10.3	Guarantee Assumption Agreement, dated July 2, 2025, by Fabric Genomics, Inc.	X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

99***	Policy Relating to Recovery of Erroneously Awarded Compensation.	X

101.INS	Inline XBRL Instance Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).	X

#	The Company is refiling its Third Amended and Restated Certificate of Incorporation, together with the Certificates of Amendments thereto, in one consolidated exhibit.

*	Management Contract or Compensatory Plan
**	Furnished
***	This exhibit was previously listed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 incorporated such exhibit by reference. However, the hyperlink to this exhibit was inadvertently omitted when the Annual Report on Form 10-K for the year ended December 31, 2023 was filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENEDX HOLDINGS CORP.

Date:	July 29, 2025		/s/ Katherine Stueland
		Name:	Katherine Stueland
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date:	July 29, 2025		/s/ Kevin Feeley
		Name:	Kevin Feeley
		Title:	Chief Financial Officer (Principal Financial Officer)