Form 10-Q
period 2025-09-30
GeneDx Holdings Corp.
filed 2025-10-28
CIK 1818331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 28,904,590 shares of Class A common stock, par value $0.0001, outstanding at October 24, 2025.

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
•unforeseen circumstances or other disruptions to normal business operations arising from general economic and political conditions such as recessions, fluctuating inflation, interest rates and tariff rates, government budget cuts and government shut downs, supply chain interruptions, manufacturing constraints, public health emergencies, natural disasters, acts of terrorism or other uncontrollable events;
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements
GeneDx Holdings Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$95,968	$85,212
Marketable securities	59,111	55,973
Accounts receivable	60,938	37,629
Inventory, net	10,569	10,650
Prepaid expenses and other current assets	10,997	8,504
Total current assets	237,583	197,968
Operating lease right-of-use assets	24,200	25,613
Property and equipment, net	42,422	32,893
Goodwill	12,798	—
Intangible assets, net	172,585	158,600
Other assets	4,314	4,306
Total assets	$493,902	$419,380
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$50,334	$30,983
Short-term lease liabilities	4,429	3,336
Other current liabilities	32,858	20,498
Total current liabilities	87,621	54,817
Long-term debt, net of current portion	51,579	51,913
Long-term lease liabilities	57,153	60,919
Other liabilities	4,258	5,519
Deferred taxes	1,033	965
Total liabilities	201,644	174,133
Purchase commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock, $0.0001 par value: 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.0001 par value: 1,000,000,000 shares authorized, 28,889,689 and 28,016,545 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	1,647,083	1,596,889
Accumulated deficit	(1,355,829)	(1,352,474)
Accumulated other comprehensive income	1,002	830
Total stockholders’ equity	292,258	245,247
Total liabilities and stockholders’ equity	$493,902	$419,380
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue
Diagnostic test revenue	$113,523	$77,418	$299,382	$207,961
Other revenue	3,220	(544)	7,168	1,849
Total revenue	116,743	76,874	306,550	209,810
Cost of services	32,216	29,045	92,645	81,618
Gross profit	84,527	47,829	213,905	128,192
Research and development	19,829	11,665	47,485	34,134
Selling and marketing	23,510	17,025	61,274	49,695
General and administrative	44,439	26,919	103,988	76,382
Loss (income) from operations	(3,251)	(7,780)	1,158	(32,019)

Non-operating (expenses) income, net
Change in fair value of financial liabilities	(3,401)	(880)	(2,320)	(11,390)
Interest expense, net	(562)	(843)	(2,019)	(2,334)
Other (expense) income, net	(174)	1,144	274	(12,300)
Total non-operating expense, net	(4,137)	(579)	(4,065)	(26,024)
Loss before income taxes	(7,388)	(8,359)	(2,907)	(58,043)
Income tax (expense) benefit	(247)	47	(448)	319
Net loss	$(7,635)	$(8,312)	$(3,355)	$(57,724)

Other comprehensive income, net of tax
Unrealized gain related to available for sale securities, net	190	459	172	493
Comprehensive loss	$(7,445)	$(7,853)	(3,183)	(57,231)

Weighted-average shares outstanding of Class A common stock	28,797,730	27,095,986	28,505,657	26,593,877
Basic and diluted loss per share, Class A common stock	$(0.27)	$(0.31)	$(0.12)	$(2.17)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share amounts)

	Three months ended September 30, 2025
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at June 30, 2025	28,708,058	$2	$1,624,513	$(1,348,194)	$812	$277,133
Net loss	—	—	—	(7,635)	—	(7,635)
Common stock issued pursuant to stock option exercises	2,736	—	182	—	—	182
Stock-based compensation expense	—	—	10,586	—	—	10,586
Vested restricted stock units converted to common stock	77,528	—	—	—	—	—
Issuance of common stock in ATM offering, net of issuance costs	101,367	—	11,802	—	—	11,802
Other comprehensive income, net of tax	—	—	—	—	190	190
Balance at September 30, 2025	28,889,689	$2	$1,647,083	$(1,355,829)	$1,002	$292,258

	Nine months ended September 30, 2025
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2024	28,016,545	$2	$1,596,889	$(1,352,474)	$830	$245,247
Net loss	—	—	—	(3,355)	—	(3,355)
Common stock issued pursuant to stock option exercises	38,168	—	982	—	—	982
Stock-based compensation expense	—	—	22,382	—	—	22,382
Vested restricted stock units converted to common stock	560,935	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	22,674	—	1,262	—	—	1,262
Issuance of common stock in ATM offering, net of issuance costs	251,367	—	25,568	—	—	25,568
Other comprehensive income, net of tax	—	—	—	—	172	172
Balance at September 30, 2025	28,889,689	$2	$1,647,083	$(1,355,829)	$1,002	$292,258

	Three months ended September 30, 2024
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at June 30, 2024	26,926,383	$2	$1,543,182	$(1,349,600)	$459	$194,043
Net loss	—	—	—	(8,312)	—	(8,312)
Common stock issued pursuant to stock option exercises	11,434	—	86	—	—	86
Stock-based compensation expense	—	—	3,636	—	—	3,636
Vested restricted stock units converted to common stock	77,333	—	—	—	—	—
Issuance of common stock in ATM offering, net of issuance costs	418,653	—	14,589	—	—	14,589
Other comprehensive income, net of tax	—	—	—	—	459	459
Balance at September 30, 2024	27,433,803	$2	$1,561,493	$(1,357,912)	$918	$204,501

	Nine months ended September 30, 2024
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2023	25,978,863	$2	$1,527,778	$(1,300,188)	$425	$228,017
Net loss	—	—	—	(57,724)	—	(57,724)
Common stock issued pursuant to stock option exercises	43,380	—	247	—	—	247
Common stock issued pursuant to Perceptive warrant exercise	645,414	—	12,586	—	—	12,586
Stock-based compensation expense	—	—	6,293	—	—	6,293
Vested restricted stock units converted to common stock	347,493	—	—	—	—	—
Issuance of common stock in ATM offering, net of issuance costs	418,653	—	14,589	—	—	14,589
Other comprehensive income, net of tax	—	—	—	—	493	493
Balance at September 30, 2024	27,433,803	$2	$1,561,493	$(1,357,912)	$918	$204,501
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,
	2025	2024
Operating activities
Net loss	$(3,355)	$(57,724)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	18,343	16,395
Stock-based compensation expense	22,382	6,293
Change in fair value of financial liabilities	2,320	11,390
Deferred tax expense (benefit)	448	(319)
Provision for excess and obsolete inventory	152	137
Legal reserves	810	12,123
Change in third party payor reserves	8,746	737
Other	2,382	2,639
Change in operating assets and liabilities:
Accounts receivable	(22,799)	(5,850)
Inventory	(72)	(2,131)
Accounts payable and accrued expenses	5,185	(7,807)
Other assets and liabilities	1,827	(1,196)
Net cash provided by (used in) operating activities	36,369	(25,313)
Investing activities
Acquisition of business, net of cash acquired	(33,195)	—
Purchases of property and equipment	(14,670)	(2,441)
Purchases of marketable securities	(36,535)	(52,725)
Proceeds from sales of marketable securities	—	598
Proceeds from maturities of marketable securities	33,955	24,955
Net cash used in investing activities	(50,445)	(29,613)
Financing activities
Proceeds from offerings, net of issuance costs	25,568	14,589
Proceeds from issuance of common stock pursuant to employee stock purchase plan	1,262	—
Exercise of stock options	982	247
Long-term debt principal payments	(906)	(198)
Finance lease principal payments	(2,074)	(1,499)
Net cash provided by financing activities	24,832	13,139
Net increase (decrease) in cash, cash equivalents and restricted cash	10,756	(41,787)
Cash, cash equivalents and restricted cash, at beginning of period	86,202	100,668
Cash, cash equivalents and restricted cash, at end of period	$96,958	$58,881

Supplemental disclosures of cash flow information
Cash paid for interest	$4,835	$5,035
Cash paid for taxes	$1,039	$910
Stock consideration paid pursuant to exercise of Perceptive warrant	$—	$12,586
Purchases of property and equipment in accounts payable and accrued expenses	$4,472	$2,612
Assets acquired under capital lease obligations	$—	$689
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
On May 5, 2025 (the “Merger Date”), the Company consummated the transactions contemplated by the Agreement and Plan of Merger, which was entered into on April 15, 2025 (the “Merger Agreement”) by and among the Company, Project Flare Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of the Company, Fabric Genomics, Inc., a Delaware corporation (“Fabric Genomics”), pursuant to which, and on the terms and subject to the conditions thereof, the Company acquired Fabric Genomics through the merger of Merger Sub with and into Fabric Genomics, with Fabric Genomics surviving as a wholly-owned subsidiary of the Company (the “Merger”).
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

As of December 31, 2025, the Company will cease to qualify as an emerging growth company and will no longer be allowed to take advantage of the exemptions and reporting requirements noted above.
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
See Note 7, “Goodwill and Intangible Assets” included within this Quarterly Report for further information.
Concentration of Credit Risk
The Company assesses both the self-pay patient and, if applicable, the third-party payor groups that reimburses the Company on the patient’s behalf when evaluating concentration of credit risk. Significant patients and payor groups are those that represent more than 10% of the Company’s total revenues for the period or accounts receivable balance at each respective balance sheet date. The significant concentrations of accounts receivable as of September 30, 2025 and December 31, 2024 were primarily from large managed care insurance companies, institutional billed accounts, and data arrangements. The Company does not require collateral as a means to mitigate customer credit risk.
For each significant payor group, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three months ended September 30,		Nine months ended September 30,		September 30,	December 31,
	2025	2024	2025	2024	2025	2024
Payor group A(1)	21%	21%	23%	20%	19%	13%
Payor group B(1)	41%	37%	38%	32%	29%	11%
(1)The significant payor groups identified in the table above represent multiple payors aggregated based on similar contract terms and reimbursement patterns. No single payor or individual client accounted for more than 10% of revenue or receivables for the current period.
The Company is subject to a concentration of risk from a limited number of suppliers for certain reagents, laboratory equipment and laboratory supplies. One supplier accounted for approximately 16% and 9% of spend for the three months ended September 30, 2025 and 2024, respectively, and 20% and 11% for the nine months ended September 30, 2025 and 2024, respectively. A second supplier accounted for approximately 11% and 10% of purchases for the three and nine months ended September 30, 2024, respectively. This risk is managed by maintaining a target quantity of surplus stock. Alternative suppliers are available for the majority of these reagents and supplies.
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
The Company evaluated the Merger and concluded that it represented a business combination under ASC 805, Business Combinations. Therefore, the Merger has been accounted for under the acquisition method of accounting. Under the acquisition method, the total purchase price of the Merger is allocated to the net tangible and identifiable intangible assets acquired, contingent consideration and liabilities assumed based on the fair value as of the Merger Date. The fair value of consideration totaled $36.5 million, which included $3.4 million in contingent consideration. See Note 5, “Fair Value Measurements” included within this Quarterly Report for further information on the contingent consideration liability .
The Company recorded the assets acquired, contingent consideration and liabilities assumed as of the Merger Date based on the information available as of that date. As the Company finalizes the fair values of the assets acquired, contingent consideration and liabilities assumed, purchase price adjustments may be recorded during the measurement period and such adjustments could be material. The Company will reflect measurement period adjustments in the period in which the adjustments are recognized. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the Merger Date. During the three months ended September 30, 2025, the Company identified certain measurement period adjustments that resulted in a decrease of $0.1 million to goodwill.
The following table presents the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed:

Purchase Price Allocation
Cash and cash equivalents	$272
Accounts receivable	510
Prepaid expenses and other current assets	141
Property and equipment, net	12
Other assets	59
Intangible assets, net	25,500
Operating lease right-of-use assets	854
Accounts payable and accrued expenses	(1,147)
Deferred revenue	(1,609)
Operating lease liability	(854)
Fair value of net assets acquired	23,738
Goodwill (1)	12,798
Aggregate purchase price	$36,536
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
During the nine months ended September 30, 2025, the Company incurred $1.4 million in transaction costs associated with the acquisition, respectively. These expenses included third-party professional firms’ services related to due diligence, advisory and legal services and were included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The Company’s results for the three and nine months ended September 30, 2025 include $2.0 million and $2.9 million of revenue from Fabric Genomics.
The following table reflects the fair values of the acquired intangible assets identified based on the Company’s preliminary purchase accounting assessments:

	May 5, 2025	September 30, 2025	Life (in Years)
Trade names and trademarks	$4,500	$4,375	15
Developed technology	14,900	14,210	9
Customer relationships	6,100	5,918	14
	$25,500	$24,503
Amortization expense for trade names and trademarks and developed technology of $0.8 million was recorded in general and administrative for the nine months ended September 30, 2025 within the condensed consolidated statements of operations and comprehensive loss. Amortization expense for customer relationships of $0.2 million was recorded in selling and marketing for the nine months ended September 30, 2025 within the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2025:

2025 (remainder of year)	$598
2026	2,391
2027	2,391
2028	2,391
2029	2,391
Thereafter	14,341
Total estimated future amortization expense	$24,503
Pro forma financial information
The following table provides unaudited pro forma financial information for the three and nine months ended September 30, 2025 and 2024 as if the Merger had occurred as of January 1, 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Pro forma revenues	$116,743	$78,053	$308,320	$213,902
Pro forma net loss	(5,114)	(10,429)	(2,493)	(64,404)
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

4. Revenue Recognition
Disaggregated Revenue
The following table summarizes the Company’s disaggregated revenue by payor category:

	Three months ended September 30,
	2025			2024
	GeneDx	Other[1]	Total	GeneDx	Other[1]	Total
Diagnostic test revenue:
Patients with third-party insurance	$95,020	$—	$95,020	$59,291	$252	$59,543
Institutional customers	17,545	329	17,874	17,415	—	17,415
Self-pay patients	629	—	629	460	—	460
Total diagnostic test revenue	113,194	329	113,523	77,166	252	77,418
Other revenue	1,503	1,717	3,220	(544)	—	(544)
Total	$114,697	$2,046	$116,743	$76,622	$252	$76,874

	Nine months ended September 30,
	2025			2024
	GeneDx	Other[1]	Total	GeneDx	Other[1]	Total
Diagnostic test revenue:
Patients with third-party insurance	$244,183	$—	$244,183	$152,631	$2,803	$155,434
Institutional customers	53,529	606	54,135	50,784	—	50,784
Self-pay patients	1,064	—	1,064	1,743	—	1,743
Total diagnostic test revenue	298,776	606	299,382	205,158	2,803	207,961
Other revenue	4,820	2,348	7,168	1,849	—	1,849
Total	$303,596	$2,954	$306,550	$207,007	$2,803	$209,810

(1)For the three and nine months ended September 30, 2024, Other represents revenues associated with the Legacy Sema4 operating segment. For the three and nine months ended September 30, 2025, Other represents revenues of the Fabric Genomics and Legacy Sema4 operating segments. See Note 15, “Segment Reporting” for more information.
Reassessment of Variable Consideration
Subsequent changes to the estimate of the transaction price, determined on a portfolio basis when applicable, are generally recorded as adjustments to revenue in the period of the change. The Company updates estimated variable consideration quarterly.
For the three months ended September 30, 2025 and 2024, the total change in estimate recognized, which pertains to performance obligations fulfilled in the previous year, resulted in a net increase to revenue of $1.0 million and $2.2 million, respectively. This change is due to adjustments in the estimated transaction price stemming from contractual modifications, updated information obtained from payors and patients that was previously unknown at the time those performance obligations were met, as well as potential and actual settlements with third party payors. The change in estimate also included an increase in revenue related to a partial release of a previously established payor reserve, as further disclosed in the “Certain Payor Matters” section below.
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
As of September 30, 2025 and December 31, 2024, the Company’s third-party payor reserves were $21.3 million and $12.6 million, respectively, and were recorded in accounts payable and accrued expenses and other liabilities, respectively. Included in these reserve balances are $12.0 million in scheduled payments to settle the claims related to coverage and billing matters allegedly resulting in the overpayments by a third-party payor to Legacy Sema4 (the “Disputed Claims”), with $10.0 million due in December 2025 and $2.0 million due in June 2026.

5. Fair Value Measurements
The following tables set forth the fair value of financial instruments that were measured at fair value on a recurring basis:

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$67,713	$67,713	$—	$—
U.S. treasury bonds	26,860	—	26,860	—
Corporate and municipal bonds	31,999	—	31,999	—
Total financial assets	$126,572	$67,713	$58,859	$—

Financial Liabilities:
Public warrant liability	$1,660	$1,660	$—	$—
Private warrant liability	759	—	759	—
Contingent consideration	6,810	—	—	6,810
Total financial liabilities	$9,229	$1,660	$759	$6,810

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$57,907	$57,907	$—	$—
U.S. treasury bonds	30,990	—	30,990	—
Corporate and municipal bonds	25,679	—	25,679	—
Total financial assets	$114,576	$57,907	$56,669	$—

Financial Liabilities:
Public warrant liability	$2,415	$2,415	$—	$—
Private warrant liability	1,104	—	1,104	—
Total financial liabilities	$3,519	$2,415	$1,104	$—
There were no transfers between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2025 and 2024.
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
The Company’s marketable securities presented in the condensed consolidated balance sheet as of September 30, 2025 have maturity dates ranging from 2025 through 2028 and are classified as current assets as these investments are intended to be readily available to fund current operations. The differences between the fair value and amortized cost basis of each security are the unrealized gains or losses recorded in accumulated other comprehensive income. As of September 30, 2025, the amortized cost for maturities less than one year and greater than one year were $26.9 million and $31.0 million, respectively.
Public and Private Warrants
As of the consummation of the merger in July 2021 in connection with the Business Combination, there were 666,516 warrants to purchase shares of Class A common stock outstanding, including 447,223 public warrants and 219,293 private placement warrants. As of September 30, 2025, there were 666,515 warrants to purchase shares of Class A common stock outstanding, including 457,323 public warrants and 209,192 private placement warrants outstanding. Each warrant expires five years after the Business Combination or earlier upon redemption or liquidation, and entitles the holder to purchase one share of Class A common stock at an exercise price of $379.50 per share, subject to adjustment, at any time commencing on September 4, 2021.

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
For the three and nine months ended September 30, 2025, a loss of $0.9 million and gain of $1.1 million, respectively, was recorded within the change in fair value of financial liabilities in the condensed consolidated statements of operations and comprehensive loss. The change in fair value of the warrants for the three and nine months ended September 30, 2024 was a loss of $0.9 million and $1.3 million, respectively.
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
The following table summarizes the Level 3 inputs used in the valuation of the contingent consideration:

	At September 30, 2025		At May 5, 2025
	Range	Weighted-average	Range	Weighted-average
Discount rate	3.8% - 3.6%	3.7%	3.8% - 4.0%	3.9%
Expected term (in years)	0.6 - 1.6	0.9	1.0 - 2.0	1.4
Equity volatility	88.0%	88.0%	107.0%	107.0%
Revenue volatility	10.0%	10.0%	10.0%	10.0%
Gross margin volatility	25.0%	25.0%	20.0%	20.0%
At September 30, 2025, the fair value of the contingent consideration liability was $6.8 million. During the three and nine months ended September 30, 2025, a loss of $2.5 million and $3.4 million, respectively, was recorded within the change in fair market value of financial liabilities in the condensed consolidated statements of operations and comprehensive loss.
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
For the nine months ended September 30, 2024, a loss of $10.1 million was recorded within the change in fair value of financial liabilities in the condensed consolidated statements of operations and comprehensive loss based on re-measurement performed as of the Exercise Date.
Connecticut Department of Economic and Community Development Funding Commitment
The Company’s loan from the Connecticut Department of Economic and Community Development (“DECD”) is classified within Level 2 of the fair value hierarchy. The loan was recorded at its carrying value of $4.8 million and $5.8 million, respectively, as of September 30, 2025 and December 31, 2024, with $1.2 million recorded in other current liabilities on the condensed consolidated balance sheets as of September 30, 2025. The fair value of the loan as of September 30, 2025 was $4.5 million, which is estimated based on discounted cash flows using the yields of similar debt instruments of other companies with similar credit profiles.

6. Property and Equipment, net
Property and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
Laboratory equipment	$25,635	$18,267
Leasehold improvements	14,692	14,655
Computer equipment	9,302	6,912
Building under finance lease	4,529	4,529
Equipment under finance leases	1,557	3,293
Furniture, fixtures and other equipment	584	584
Construction in-progress	10,763	4,960
Total property and equipment	67,062	53,200
Less: accumulated depreciation and amortization	(24,640)	(20,307)
Property and equipment, net	$42,422	$32,893
For the three months ended September 30, 2025 and 2024, depreciation and amortization expense was $2.4 million and $2.4 million, respectively. For the nine months ended September 30, 2025 and 2024, depreciation and amortization expense was $6.8 million and $5.9 million, respectively.
Depreciation and amortization expense is included within the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of services	$1,374	$1,495	$3,838	$3,119
Research and development	242	222	823	629
General and administrative	754	705	2,167	2,128
Total depreciation and amortization expense	$2,370	$2,422	$6,828	$5,876
7. Goodwill and Intangible Assets
The following table reflects, as of September 30, 2025, the carrying values and remaining useful lives of acquired intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period (in years)
Tradenames and trademarks	$54,500	$(10,802)	$43,698	12.8
Developed technology	62,900	(21,190)	41,710	6.0
Customer relationships	104,100	(16,923)	87,177	16.4
Total intangible assets	$221,500	$(48,915)	$172,585	13.0
Amortization expense for tradenames and trademarks and developed technology of $2.8 million and $2.3 million was recorded in general and administrative for the three months ended September 30, 2025 and 2024, respectively, and $7.7 million and $6.8 million for the nine months ended September 30, 2025 and 2024, respectively, within the condensed consolidated statements of operations and comprehensive loss. Amortization expense for customer relationships of $1.3 million and $1.2 million was recorded in selling and marketing for the three months ended September 30, 2025 and 2024, respectively, and $3.9 million and $3.7 million for the nine months ended September 30, 2025 and 2024, respectively, within the condensed consolidated statements of operations and comprehensive loss.
As discussed in Note 3, “Business Combinations” included within this Quarterly Report, the acquisition of Fabric Genomics resulted in the initial recognition of $12.9 million of goodwill as of the Merger Date. The purchase price allocation for acquired businesses may be modified for up to one year from the date of acquisition if additional facts or circumstances lead to changes in the Company’s preliminary purchase accounting estimates.

The following table reflects changes to the carrying amount of goodwill between the Merger Date and September 30, 2025:

Balance at May 5, 2025	$12,926
Measurement period adjustments	(128)
Balance at September 30, 2025	$12,798
8. Related Party Transactions
Related party expenses include the purchase of diagnostic testing kits and lab materials from Twist Biosciences (“Twist”). Transactions with Twist are at arm’s length and represent market rates. The Company incurred $1.9 million and $6.1 million in purchases and $2.1 million and $6.2 million was recorded in cost of services for the three and nine months ended September 30, 2025, respectively. The Company incurred $7.5 million in purchases and $2.4 million and $5.2 million was recorded in cost of services for the three and nine months ended September 30, 2024, respectively. Payables due as of September 30, 2025 and December 31, 2024 were $0.2 million and $0.7 million, respectively.
9. Long-Term Debt
As of September 30, 2025, long-term debt matures as follows:

2025 (remainder of year)	$305
2026	1,235
2027	1,260
2028	51,285
2029	762
Total debt	54,847
Less: current portion of long-term debt	(1,229)
Less: long-term debt issuance costs	(2,039)
Total long-term debt, net of current portion	$51,579
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
During the three and nine months ended September 30, 2025, the Company made principal payments totaling $0.3 million and $0.9 million, respectively. The outstanding loan balance from the 2022 Amended DECD Loan Agreement was $4.8 million as of September 30, 2025.
10. Purchase Commitments and Contingencies
Purchase Commitments
The following sets forth purchase commitments with software and equipment providers as of September 30, 2025 with a remaining term of at least one year:

2025 (remainder of year)	$3,131
2026	13,036
2027	6,641
2028	4,039
2029	3,914
Thereafter	978
Total purchase commitments	$31,739
The Company enters into contracts with suppliers to purchase materials needed for diagnostic testing. These contracts generally do not require multi-year purchase commitments.
Leases
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
Except as described below, the Company was not a party to any material legal proceedings as of September 30, 2025, nor is it a party to any material legal proceedings as of the date of issuance of these condensed consolidated financial statements.
On September 7, 2022, a putative securities class action lawsuit was filed in the United States District Court for the District of Connecticut, styled Helo v. Sema4 Holdings Corp., et al, 22-cv-1131 (D. Conn.) against the Company and certain of the Company’s current and former officers. Following the appointment of a lead plaintiff, an amended complaint was filed on January 30, 2023. The defendants moved to dismiss the amended complaint on August 21, 2023, and that motion was granted on July 31, 2024. A second amended complaint was filed on September 13, 2024. As amended, the complaint purports to bring suit on behalf of the stockholders who purchased the Company’s publicly traded securities between January 18, 2022 and August 15, 2022. The second amended complaint does not reassert most of the earlier allegations, and purports to allege that the defendants made false and misleading statements about the abilities and potential of Centrellis, the Company’s proprietary intelligence platform, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and seeks unspecified compensatory damages, fees and costs. The Company’s motion to dismiss the second amended complaint was denied on June 23, 2025, and discovery in the case is underway.
On November 28, 2023, a stockholder filed a derivative suit, allegedly on behalf of the Company, based largely on the same allegations in the securities class action referenced above. The suit was filed in federal court in the District of Delaware, styled Ghazaleh v. Schadt, et al, 23-cv-01357 (D. Del.), and purports to assert claims against certain of the Company’s former and current officers and directors under Section 10(b) of the Exchange Act, and for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment and corporate waste. The Company is named only as a nominal defendant. The complaint seeks damages on the Company’s behalf, and seeks corporate governance and other relief. On March 11, 2024, the Court issued an order staying this suit pending resolution of or announcement of a settlement in the Helo putative class action referenced above (or certain other developments).
On June 25, 2024, a substantially similar stockholder derivative suit was filed in federal court in the District of Connecticut, styled Scinto v. Schadt, et al, 3:24-cv-01100 (D. Conn.). The suit, also purportedly brought on the Company’s behalf against certain of its former or current officers and directors, asserts claims for breach of fiduciary duty, gross mismanagement, and violations of Sections 14(a) and 20(a) of the Exchange Act. The Company is named only as a nominal defendant. The complaint seeks damages on the Company’s behalf, as well as corporate governance reforms and other relief. On September 2, 2025, the Court issued an order staying this suit until the final resolution of or announcement of settlement in the Helo class action referenced above.
On August 15, 2025, a third, substantially similar stockholder derivative suit was filed in federal court in the District of Delaware, styled Ingrao v. Ryan, et al, 25-cv-01027 (D. Del.). The suit, also purportedly brought on the Company’s behalf against certain of its former or current officers and directors, asserts claims for breach of fiduciary duty, unjust enrichment and violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. The Company is named only as a nominal defendant. The complaint seeks damages on the Company’s behalf, as well as corporate governance reforms and other relief.
11. Stock-Based Compensation
Stock-based compensation expense is included within the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of services	$219	$174	$580	$308
Research and development	1,749	537	3,590	697
Selling and marketing	1,674	394	3,488	742
General and administrative	6,944	2,531	14,724	4,546
Total stock-based compensation expense[1,2]	$10,586	$3,636	$22,382	$6,293
(1)The Company recorded an aggregate reversal of stock-based compensation of $0.6 million and a nominal amount during the three months ended September 30, 2025 and 2024, respectively, and $1.4 million and $3.3 million during the nine months ended September 30, 2025 and 2024, respectively, due to forfeiture activities upon employee terminations.
(2)Includes $0.4 million and $0.2 million of expenses related to the 2021 Employee Stock Purchase Plan for the three months ended September 30, 2025 and 2024, respectively, and $1.1 million and $0.3 million of expenses for the nine months ended September 30, 2025 and 2024, respectively.

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
As of September 30, 2025, there was an aggregate of 2,983,152 shares available for grants of stock options or other awards under the 2021 Plan and Equity Inducement Plan.
Stock Options
All stock options granted under the 2021 Plan are accounted for as time-based equity awards. The following table summarizes the stock option activity during the nine months ended September 30, 2025:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	341,280	$44.83	5.99	$12,429
Granted	—	$—
Exercised	(38,168)	$23.50
Forfeited and canceled	(979)	$55.44
Outstanding at September 30, 2025	302,133	$47.42	5.26	$19,451
Options exercisable at September 30, 2025	282,032	$45.53	5.11	$18,230
Non-vested options outstanding as of September 30, 2025 were 20,101 with a weighted-average grant-date fair value of $45.81. As of September 30, 2025, unrecognized stock-based compensation cost related to the unvested portion of the Company’s stock options was $0.1 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 0.5 years.
The weighted-average grant-date fair value and total fair value of options with tranches vested during the nine months ended September 30, 2025 was $46.60 and $1.4 million, respectively.
There were no options granted during the nine months ended September 30, 2025. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2025 was $2.6 million, and is calculated based on the difference between the exercise price and the fair value of the Company’s Class A common stock as of the exercise date.
Restricted Stock Units
Restricted stock units granted under the 2021 Plan are accounted for as either time-based restricted stock units (“RSUs”) or performance-based restricted stock units (“PRSUs”). Restricted stock units convert to Class A common stock on a one-for-one basis as the awards vest. The Company measures the fair value of restricted stock units at fair value based on the closing price of the underlying common stock on the grant date. The following table summarizes restricted stock unit activity during the nine months ended September 30, 2025:

	Restricted Stock Units	Weighted-Average Grant Date-Fair Value Per Unit
Outstanding at December 31, 2024	1,869,561	$12.03
Granted[1]	593,745	$93.93
Vested	(560,935)	$15.13
Forfeited	(318,271)	$20.18
Outstanding at September 30, 2025	1,584,100	$40.22
(1)Includes 81,702 PRSUs granted during the nine months ended September 30, 2025 with a weighted-average grant-date fair value of $97.80.
During the nine months ended September 30, 2025, the Company approved awards of 81,702 PRSUs to certain executives. The grant date fair value of the PRSUs is based on the fair value of the Company’s Class A common stock on the grant date. The awards have both time-based and performance-based vesting conditions. The actual number of shares earned on vesting ranges from 0% to 200% of the target number of shares granted, depending on the attainment of specified performance goals established for the years ending December 31, 2025 and 2026.
The total fair value of restricted stock units vested during the nine months ended September 30, 2025 was $8.5 million. As of September 30, 2025, unrecognized stock-based compensation expense related to the Company’s restricted stock units was $42.9 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 1.9 years.
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
The Company issued 22,674 shares of Class A common stock under the 2021 ESPP during the nine months ended September 30, 2025. As of September 30, 2025, a total of 827,322 shares of Class A common stock have been reserved for future issuance under the 2021 ESPP.
12. Income Taxes
Income tax was an expense of $0.2 million and $0.4 million for the three and nine months ended September 30, 2025, respectively. Income tax was a benefit of a nominal amount and $0.3 million for the three and nine months ended September 30, 2024, respectively. Income taxes for these periods are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events should they occur. The Company’s effective tax rate for the three and nine months ended September 30, 2025 was (3.3)% and (15.4)%, respectively. The Company’s effective tax rate for both the three and nine months ended September 30, 2024 was 0.6%.
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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the effective provisions of the OBBBA during the quarter and estimated their impact on the consolidated financial statements to be immaterial. The Company will continue to evaluate the full impact of the OBBBA changes as additional guidance becomes available.
13. Net Loss per Share
The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(7,635)	$(8,312)	$(3,355)	$(57,724)
Denominator:
Basic and diluted weighted-average common shares outstanding	28,797,730	27,095,986	28,505,657	26,593,877
Basic and diluted loss per share	$(0.27)	$(0.31)	$(0.12)	$(2.17)
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the computation of diluted loss per share attributable to common stockholders for the period presented as the effect would be anti-dilutive:

	Three and nine months ended September 30,
	2025	2024
Outstanding options and restricted stock units	1,886,233	2,471,354
Outstanding warrants	666,515	666,515
Outstanding 2021 ESPP shares	29,321	28,512
Total	2,582,069	3,166,381
14. Supplemental Financial Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets to the total of the same amounts shown on the condensed consolidated statements of cash flows:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$95,968	$85,212
Restricted cash (included in other assets)	990	990
Total	$96,958	$86,202
Restricted cash as of September 30, 2025 and December 31, 2024 primarily consists of money market deposit accounts that secure an irrevocable standby letter of credit that serves as collateral for a security deposit for operating leases.
Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid expenses	$9,147	$7,425
Other current assets	1,850	1,079
Total	$10,997	$8,504
Accounts payable and accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
Accounts payable	$2,630	$7,954
Accrued expenses	26,371	12,443
Third party payor reserves, short-term	21,333	10,586
Total	$50,334	$30,983

Other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Accrued compensation	$20,145	$16,241
Accrued severance	896	746
Due to related parties	216	668
Short-term contingent consideration liability	5,042	—
Other	6,559	2,843
Total	$32,858	$20,498
Other liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Warrant liability	$2,419	$3,519
Long-term contingent consideration liability	1,768	—
Third party payor reserve, long-term	—	2,000
Other	71	—
Total	$4,258	$5,519
2024 Sales Agreement
The Company entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) in April 2024, pursuant to which the Company had the right, but not the obligation to offer and sell, from time to time, shares of its Class A common stock with an aggregate offering price up to $75.0 million through TD Cowen, as sales agent, subject to the terms and conditions described in the Sales Agreement and SEC rules and regulations (the “prior ATM offering”). During the year ended December 31, 2024, the Company issued 825,379 shares of its Class A common stock in connection with the prior ATM offering at an average price of $58.41 per share. Proceeds received, net of agent fees and other offering expenses, were $46.5 million. During the nine months ended September 30, 2025, the Company issued 251,367 shares of its Class A common stock in connection with the prior ATM offering at an average price of $106.56 per share, which resulted in the Company selling the maximum amount of shares in the prior ATM offering and the automatic termination of the Sales Agreement. Proceeds received, net of agent fees and other offering expenses, were $25.6 million.
15. Segment Reporting
The Company’s structure is aligned with how the chief operating decision maker (“CODM”) reviews the business, makes investing and resource allocation decisions and assesses operating performance. The Company’s CODM is its Chief Executive Officer. As of September 30, 2025, the Company has identified the GeneDx operating segment as its one reportable segment. The GeneDx operating segment primarily provides pediatric and rare disease diagnostics with a focus on whole exome and genome sequencing and, to a lesser extent, data and information services. The Company has also identified two other operating segments: (1) Fabric Genomics and (2) Legacy Sema4, which was completely shut down in 2023 and is winding down its operating activities. The Fabric Genomics and Legacy Sema4 operating segments do not meet the quantitative thresholds for reportable segments and are collectively reported in Other.
The CODM evaluates segment performance based on revenue and adjusted gross profit.

	Three months ended September 30,
	2025			2024
	GeneDx	Other	Total	GeneDx	Other	Total
Revenue	$114,697	$2,046	$116,743	$76,622	$252	$76,874
Adjusted cost of services	30,246	377	30,623	27,370	—	27,370
Adjusted gross profit (1)	84,451	1,669	86,120	49,252	252	49,504

Reconciliations:
Depreciation and amortization			1,374			1,495
Stock-based compensation			219			174
Restructuring costs			—			6
Gross profit			$84,527			$47,829

	Nine months ended September 30,
	2025			2024
	GeneDx	Other	Total	GeneDx	Other	Total
Revenue	$303,596	$2,954	$306,550	$207,007	$2,803	$209,810
Adjusted cost of services	87,606	621	88,227	77,992	145	78,137
Adjusted gross profit (1)	215,990	2,333	218,323	129,015	2,658	131,673

Reconciliations:
Depreciation and amortization			3,838			3,119
Stock-based compensation			580			308
Restructuring costs			—			54
Gross profit			$213,905			$128,192
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
Factors Affecting Our Performance
We believe several important factors have impacted, and will continue to impact, our performance and results of operations. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Item 1A. Risk Factors” in this Quarterly Report and in our 2024 Form 10-K and our Quarterly Reports for the quarterly periods ended March 31, 2025 and June 30, 2025, which are incorporated by reference in this Quarterly Report, for further information.
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
We believe the number of resulted exome and genome tests in any period is important and useful to investors because it directly correlates with long-term patient relationships and the size of our genomic database. During the three months ended September 30, 2025, we resulted 25,702 exome and genome tests, which represented 43% of all test results, compared to the three months ended September 30, 2024, in which we resulted approximately 19,262 exome and genome tests, which represented 33% of all test results. During the nine months ended September 30, 2025, we resulted 69,510 exome and genome tests, which represented 41% of all test results, compared to the nine months ended September 30, 2024, in which we resulted approximately 53,871 exome and genome tests, which represented 31% of all test results.
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
In addition, with the acquisition of Fabric Genomics, we generate revenues through software and interpretation services as part of the arrangements related to rare disease, hereditary risk, and cancer testing. Our customers include clinical laboratories, hospitals, and research institutions. Our ability to increase this revenue will depend on our ability to expand our customer base among hospitals and genomic centers, along with increased adoption of whole genome sequencing and AI-enabled interpretation in clinical workflows.

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

Comparison of the three months ended September 30, 2025 and 2024
The following table sets forth our results of operations for the periods presented:

	Three months ended September 30,
	2025	2024	$ Change	% Change
Revenue
Diagnostic test revenue	$113,523	$77,418	$36,105	47%
Other revenue	3,220	(544)	3,764	NM
Total revenue	116,743	76,874	39,869	52%
Cost of services	32,216	29,045	3,171	11%
Gross profit	84,527	47,829	36,698	77%
Research and development	19,829	11,665	8,164	70%
Selling and marketing	23,510	17,025	6,485	38%
General and administrative	44,439	26,919	17,520	65%
Loss from operations	(3,251)	(7,780)	4,529	(58)%

Non-operating (expenses) income, net
Change in fair value of financial liabilities	(3,401)	(880)	(2,521)	NM
Interest expense, net	(562)	(843)	281	(33)%
Other (expense) income, net	(174)	1,144	(1,318)	NM
Total non-operating expense, net	(4,137)	(579)	(3,558)	NM
Loss before income taxes	(7,388)	(8,359)	971	(12)%
Income tax (expense) benefit	(247)	47	(294)	NM
Net loss	$(7,635)	$(8,312)	$677	(8)%
NM - Not Meaningful
Revenue
Total revenue increased by $39.9 million, or 52%, to $116.7 million for the three months ended September 30, 2025, from $76.9 million for the three months ended September 30, 2024.
Diagnostic test revenue increased by $36.1 million, or 47%, to $113.5 million for the three months ended September 30, 2025, from $77.4 million for the three months ended September 30, 2024. The increase primarily reflected an increase of 65% in whole exome and genome sequencing revenues driven by a 33% increase in test volumes and improvements in exome and genome average reimbursement rates.
Other revenue increased by $3.8 million, to $3.2 million for the three months ended September 30, 2025. The increase primarily reflects $1.7 million of revenue from the recently acquired Fabric Genomics operating segment and the continued expansion of data and bio pharma programs. In addition, the prior year period included a negative adjustment in partnership revenues from our data business.
Gross Profit
Gross profit increased by $36.7 million or 77%, to $84.5 million for the three months ended September 30, 2025, from $47.8 million for the three months ended September 30, 2024, driven by a combination of a shift in test mix to more profitable whole exome and genome tests, improvement in exome average reimbursement rates, and continued cost per test leverage.
Research and Development
Research and development expense increased by $8.2 million, or 70%, to $19.8 million for the three months ended September 30, 2025, from $11.7 million for the three months ended September 30, 2024. The increase was driven by higher overall compensation costs of $7.4 million, which primarily reflects an investment to expand our product development team and the inclusion of research and development costs of Fabric Genomics.

Selling and Marketing
Selling and marketing expense increased by $6.5 million, or 38%, to $23.5 million for the three months ended September 30, 2025, from $17.0 million for the three months ended September 30, 2024. This increase primarily reflects our investment to support growth in our commercial team, as well as the inclusion of selling and marketing costs of Fabric Genomics.
General and Administrative
General and administrative expense increased by $17.5 million, or 65%, to $44.4 million for the three months ended September 30, 2025, from $26.9 million for the three months ended September 30, 2024. The increase was primarily attributable to increased compensation related costs of $10.1 million, higher legal and third-party consultant costs of $3.8 million and higher IT software and infrastructure costs of $2.0 million.
Non-Operating Expense, Net
Non-operating expense, net increased by $3.6 million. The current quarter results primarily reflected a loss of $2.5 million for the change in fair value of the contingent consideration related to the Fabric Genomics acquisition. The prior period included a reduction in legal reserves, net of insurance, of approximately $1.3 million.
See Note 5, “Fair Value Measurements” to our condensed consolidated financial statements for further information on the changes in fair value of our financial liabilities.
Comparison of the nine months ended September 30, 2025 and 2024
The following table sets forth our results of operations for the periods presented:

	Nine months ended September 30,
	2025	2024	$ Change	% Change
Revenue
Diagnostic test revenue	$299,382	$207,961	$91,421	44%
Other revenue	7,168	1,849	5,319	NM
Total revenue	306,550	209,810	96,740	46%
Cost of services	92,645	81,618	11,027	14%
Gross profit	213,905	128,192	85,713	67%
Research and development	47,485	34,134	13,351	39%
Selling and marketing	61,274	49,695	11,579	23%
General and administrative	103,988	76,382	27,606	36%
Income (loss) from operations	1,158	(32,019)	33,177	NM

Non-operating (expenses) income, net
Change in fair value of financial liabilities	(2,320)	(11,390)	9,070	(80)%
Interest expense, net	(2,019)	(2,334)	315	(13)%
Other (expense) income, net	274	(12,300)	12,574	NM
Total non-operating expense, net	(4,065)	(26,024)	21,959	(84)%
Loss before income taxes	(2,907)	(58,043)	55,136	(95)%
Income tax (expense) benefit	(448)	319	(767)	NM
Net loss	$(3,355)	$(57,724)	$54,369	(94)%
NM - Not Meaningful
Revenue
Total revenue increased by $96.7 million, or 46%, to $306.6 million for the nine months ended September 30, 2025, from $209.8 million for the nine months ended September 30, 2024.

Diagnostic test revenue increased by $91.4 million, or 44%, to $299.4 million for the nine months ended September 30, 2025, from $208.0 million for the nine months ended September 30, 2024. The increase is attributable to increase of 66% in whole exome and genome sequencing revenues driven by a 29% increase in test volumes and a 29% increase in average reimbursement rates. This was partially offset by declines in other non-exome test revenues.
Other revenue increased by $5.3 million, to $7.2 million for the nine months ended September 30, 2025, from $1.8 million for the nine months ended September 30, 2024. The increase reflects $2.3 million of revenue from the recently acquired Fabric Genomics operating segment and the continued expansion of data and bio pharma programs.
Gross Profit
Gross profit increased by $85.7 million for the nine months ended September 30, 2025, driven by a combination of a shift in test mix to more profitable whole exome and genome tests, improvement in exome average reimbursement rates, and continued cost per test leverage.
Research and Development
Research and development expense increased by $13.4 million, or 39%, to $47.5 million for the nine months ended September 30, 2025, from $34.1 million for the nine months ended September 30, 2024. The increase was primarily attributable to compensation related costs of $14.4 million which reflects an investment to expand our product development team and the inclusion of research and development costs of Fabric Genomics. The increase was partially offset by lower costs associated with the Guardian newborn screening study of $1.5 million.
Selling and Marketing
Selling and marketing expense increased by $11.6 million, or 23%, to $61.3 million for the nine months ended September 30, 2025, from $49.7 million for the nine months ended September 30, 2024. The increase was primarily attributable to higher compensation related costs of $9.5 million which reflects our investment to support growth in our commercial team, as well as the inclusion of selling and marketing costs of Fabric Genomics.
General and Administrative
General and administrative expense increased by $27.6 million, or 36%, to $104.0 million for the nine months ended September 30, 2025, from $76.4 million for the nine months ended September 30, 2024. The increase was primarily attributable to increased compensation related costs of $21.9 million, higher IT software and infrastructure costs of $5.2 million, higher legal and audit-related costs of $6.1 million and increased amortization expense for acquired intangible assets established in connection with purchase accounting. These increases were partially offset by a one-time sales-and-use tax refund of $8.4 million.
Non-Operating Expense, Net
Non-operating expense, net, improved by $22.0 million. This was driven by prior period activities which included legal reserves, net of insurance, of approximately $12.1 million and non-cash charges of $10.1 million associated with the exercise of the Perceptive Warrants.
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
The following is a reconciliation of gross profit to our adjusted gross profit and of our gross margin to adjusted gross margin for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$116,743	$76,874	$306,550	$209,810
Cost of services	32,216	29,045	92,645	81,618
Gross profit	$84,527	$47,829	$213,905	$128,192
Gross margin	72.4%	62.2%	69.8%	61.1%
Add:
Depreciation and amortization expense	$1,374	$1,495	$3,838	$3,119
Stock-based compensation expense	219	174	580	308
Restructuring costs	—	6	—	54
Adjusted gross profit	$86,120	$49,504	$218,323	$131,673
Adjusted gross margin	73.8%	64.4%	71.2%	62.8%
Adjusted Net Income (Loss)
Adjusted net income (loss) is a non-GAAP financial measure that we define as net income (loss) adjusted for depreciation and amortization, stock-based compensation expenses, restructuring costs, change in fair value of financial liabilities, interest expense (net), income tax expense (benefit), transaction costs, legal reserves and tax refunds. We believe adjusted net income (loss) is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain factors that may vary from company to company for reasons unrelated to overall operating performance.

The following is a reconciliation of our net loss to adjusted net income (loss) for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss	$(7,635)	$(8,312)	$(3,355)	$(57,724)
Depreciation and amortization expense	6,474	5,929	18,343	16,395
Stock-based compensation expense	10,586	3,636	22,382	6,293
Restructuring costs	128	369	759	1,460
Change in fair value of financial liabilities	3,401	880	2,320	11,390
Other (1)	1,781	(531)	(3,040)	14,138
Adjusted net income (loss)	$14,735	$1,971	$37,409	$(8,048)
(1)For the three and nine months ended September 30, 2025, represents interest expense, net, income tax expense, net, transaction costs associated with the Merger Agreement and a sales-and-use tax refund. For the three and nine months ended September 30, 2024, represents interest expense, net, income tax benefit, net, and reserves net of insurance for a certain litigation matter.
Liquidity and Capital Resources
As of September 30, 2025, our existing cash and cash equivalents and available-for-sale marketable securities were $155.1 million.
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
We previously had an effective shelf registration statement that registered $300.0 million shares of Class A common stock and other securities, which expired in September 2025. We intend to file a new automatic shelf registration statement with the SEC registering shares of our Class A common stock and other securities to replace our prior shelf registration statement.
Material Cash Requirements for Known Contractual Obligations and Commitments
We anticipate fulfilling our contractual obligations and commitments with existing cash and cash equivalents and available-for-sale marketable securities or through additional capital raised to finance our operations.
As discussed in the notes to our condensed consolidated financial statements, in 2022, we entered into an agreement with one of our third-party payors to settle claims related to coverage and billing matters allegedly resulting in overpayments by the payor to Legacy Sema4. As of September 30, 2025, remaining payments due to the payor were $12.0 million, with $10.0 million due prior to December 31, 2025. For more information regarding this matter, see Note 3, “Revenue Recognition” to our consolidated financial statements included in our 2024 Form 10-K and Note 4, “Revenue Recognition,” to our condensed consolidated financial statements included within this Quarterly Report, respectively.
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
Cash Flows

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$36,369	$(25,313)
Net cash used in investing activities	(50,445)	(29,613)
Net cash provided by financing activities	24,832	13,139
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2025 was $36.4 million, driven by improved gross margin profitability in the current year. This performance was partially offset by the changes in operating assets and liabilities which primarily reflected higher accounts receivables from growth of the whole exome and genome testing volumes.
Net cash used in operating activities during the nine months ended September 30, 2024 was $25.3 million, driven by lower cash expenditures associated with the current year period net loss as compared with the prior year period, which reflected improved gross margin profitability, as well as the realization of cost savings from exiting the Legacy Sema4 business and other cost reduction initiatives.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2025 was $50.4 million, which included $33.2 million for the acquisition of Fabric Genomics, purchases of marketable securities of $36.5 million and property and equipment of $14.7 million, partially offset by $34.0 million in proceeds from the maturities of marketable securities.
Net cash used in investing activities during the nine months ended September 30, 2024 was $29.6 million, which included net purchases of marketable securities of $52.7 million and property and equipment of $2.4 million, partially offset by $25.6 million in proceeds from the sales and maturities of marketable securities.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2025 was $24.8 million, which primarily reflected proceeds from our prior at-the-market (“prior ATM offering”) of $25.6 million.
Net cash used in financing activities during the nine months ended September 30, 2024 was $13.1 million, primarily driven by the $14.6 million net proceeds from our prior ATM offering, net of issuance costs, which was offset partially by $1.5 million of finance lease payments and $0.2 million of principal payments on the DECD loan.
For more information regarding our prior ATM offering, see Note 14, “Supplemental Information,” to our condensed consolidated financial statements included within this Quarterly Report.
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
As of December 31, 2025, we will cease to qualify as an emerging growth company and will no longer be allowed to take advantage of the exemptions and reporting requirements noted above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, available-for-sale marketable securities and restricted cash consists of bank deposits and money market funds, which totaled $156.1 million as of September 30, 2025 and $142.2 million as of December 31, 2024, respectively. Such interest-bearing instruments carry a degree of risk. However, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A 100-basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and restricted cash.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Except for as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” of our 2024 Form 10-K and in Part II, Item 1A “Risk Factors” of each of our Quarterly Reports for the quarterly periods ended March 31, 2025, filed with the SEC on April 30, 2025, and June 30, 2025, filed with the SEC on July 29, 2025, which sections are incorporated by reference herein:
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
Legislative proposals addressing the FDA’s oversight of LDTs have also been introduced in previous Congresses, and we expect that new legislative proposals will be introduced from time-to-time. If the FDA ultimately regulates certain LDTs, or we voluntarily choose to submit certain test(s) for FDA review, our tests may become subject to extensive FDA requirements and our business may otherwise be adversely affected. If the FDA were to actively regulate our LDTs, we could experience reduced revenue or increased costs, which could adversely affect our business, prospects, results of operations and financial condition. The regulatory marketing authorization process may involve, among other things, successfully completing additional clinical validations and preparing submissions that comply with applicable premarket review requirements. Furthermore, legislative proposals, if enacted, such as the VALID Act, could create new or different regulatory and compliance burdens on us and could have a negative effect on our ability to keep products on the market or develop new products, which could have a material effect on our business. In the event that the FDA requires or we voluntarily seek marketing authorization of our LDTs in the future, the FDA may not ultimately grant any clearance, authorization or approval requested by us in a timely manner, may limit our indication in a way that is not commercially desirable, or refuse to provide such authorization at all. In addition, if the FDA inspects our laboratory in relation to the marketing of any FDA-authorized test, any enforcement action the FDA takes might not be limited to the FDA-authorized test carried by us and could encompass our other testing services.
A breakthrough device designation by the FDA, even if granted, may not lead to a faster development, regulatory review or authorization, nor a designation increase the likelihood that any of our product candidates will receive regulatory authorization in the United States.
In October 2025, we received Breakthrough Device Designation from the FDA for the analysis of DNA extracted from human blood specimens from pediatric or adult patients with unexplained constitutional or heritable disorders or syndromes, nonspecific or atypical clinical presentations, or for differential diagnoses including rapid neonatal testing in critical care, or postnatal detection of germline variants associated with causes of life-threatening diseases or genetic disorders in symptomatic patients (the “Breakthrough Device Designation Indications”) using our ExomeDxTM and GenomeDxTM tests. Breakthrough Device Designation provides certain benefits, including more interactive and timely communications with FDA staff, potential use of post-market data collection to facilitate expedited development and review, opportunities for more efficient and flexible clinical study design, and prioritized review of premarket submissions. However, there can be no guarantee that these benefits will materialize or significantly impact our development and regulatory authorization process. We may not experience a faster development process, review, or authorization compared to conventional FDA procedures. Breakthrough Device Designation does not alter the regulatory standards for marketing authorization or guarantee that we will ultimately obtain FDA authorization for the Breakthrough Device Designation Indications using our ExomeDxTM and GenomeDxTM tests. Furthermore, the FDA may rescind Breakthrough Device Designation if it believes that the designation is no longer supported by data from our clinical development program. As with all FDA marketing authorizations, we will need to continue to comply with applicable regulations and standards, which may change over time.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Plan Adoptions and Modifications
On August 27, 2025, a grantor annuity trust (the “GRAT”) of which Jason Ryan, our chairman and a director, is the trustee, terminated a written plan for the potential transfer of up to an aggregate of 141,356 shares of our Class A common stock that had previously been entered into on November 7, 2024 (the “Ryan GRAT 10b5-1 Plan”). The Ryan GRAT 10b5-1 Plan was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and had provided that it would be effective until March 5, 2027.
On September 11, 2025, Katherine Stueland, our Chief Executive Officer, entered into a written plan for the potential sale of up to an aggregate of 40,000 shares of our Class A common stock, including shares underlying Ms. Stueland’s restricted stock unit (“RSU”) awards (the “Stueland 10b5-1 Plan”). The Stueland 10b5-1 Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and will be effective from April 10, 2026 to October 30, 2026.
On September 15, 2025, Bryan Dechairo, our Chief Operating Officer, entered into a written plan for the potential sale of up to an aggregate of 9,374 shares of our Class A common stock, including shares underlying Mr. Dechairo’s RSU awards (the “Dechairo 10b5-1 Plan” and, together with the Stueland 10b5-1 Plan, the “10b5-1 Plans”). The Dechairo 10b5-1 Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and will be effective from February 4, 2026 to September 30, 2026.
Each 10b5-1 Plan included a representation from the applicable officer to the broker administering the 10b5-1 Plan that the officer was not in possession of any material nonpublic information regarding the Company or the securities subject to the 10b5-1 Plan. A similar representation was made to us in a certification from each officer provided to us in connection with the adoption of the applicable 10b5-1 Plan under our insider trading policy. Those representations were made as of the date of adoption of the applicable 10b5-1 Plan or the certification, as applicable, and speak only as of those dates. In making those representations, there is no assurance with respect to any material non-public information of which the officer was unaware, or with respect to any material non-public information acquired by the officer or us after the applicable date of the representation.
Other than as disclosed above, during the quarter ended September 30, 2025, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

Supplemental Disclosure to our Annual Report on Form 10-K for the year ended December 31, 2024
The following updates Part I, Item 1. “Business—Intellectual Property—Patents” in our 2024 Form 10-K:
Patents
The fields of genomic and health information analysis present limited opportunities for patent protection, based on current legal precedents. Our patent protection strategy has focused on seeking protection for certain of our non-gene specific technology and our specific biomarkers. In this regard, we have one issued U.S. design patent, fourteen pending U.S. non-provisional utility patent applications, seven pending U.S. provisional patent applications, and three pending international PCT patent applications. The issued U.S. design patent relates to a display screen with a graphical user interface. The utility patent applications include an international PCT patent application and a U.S. patent application related to performing phenotypic fit analysis, an international PCT patent application and two U.S. patent applications related to analyzing genetic variations and phenotypes, a U.S. patent application related to modeling inference of mutation impact, two U.S. patent applications related to generating a cancer determination from electronic health records using a cancer determination analysis system, a U.S. patent application related to providing a homologous recombination DNA repair deficiency score for a cancer patient, a U.S. patent application related to therapeutic treatment for subjects having certain polymorphic markers associated with specific human leukocyte antigen alleles, two U.S. patent applications relating to analyzing phenotype-causing genomic variants, two U.S. patent applications relating to prioritizing phenotype-causing genomic variants in combination with biomedical ontologies, two U.S. patent applications relating to prioritizing phenotype-causing genomic variants in combination with clinical information, and an international PCT patent application relating to analyzing long biological sequence data. If patents are issued from the currently pending applications, the earliest patents will begin expiring in the early 2030s, subject to potential extensions of the patent term that will be calculated based on the length of the patent examination process. The claim scope of any potentially issued patents stemming from the present applications may be narrower than included in the initial filings due to any amendments that may arise throughout their prosecution.
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
In October 2025, the FDA granted Breakthrough Device Designation from the FDA for the Breakthrough Device Designation Indications using our ExomeDxTM and GenomeDxTM tests. We believe this designation highlights the tests’ potential to identify the causes of life-threatening diseases or genetic disorders to aid in the diagnosis of symptomatic patients. The Breakthrough Devices Program is a voluntary program intended to give patients more timely access to medical devices that provide for more effective diagnosis or treatment of life-threatening or irreversibly debilitating diseases by expediting their development, assessment, and review. We expect these designations to help us accelerate the future review and potential authorization of our exome and genomes tests.
The following updates Part I, Item 1. “Business—Government Regulation—Corporate Practice of Medicine” in our 2024 Form 10-K:
Corporate Practice of Medicine
Numerous states prohibit business organizations from practicing medicine or employing or engaging physicians to practice medicine, which prohibitions are generally referred to as the prohibition against the corporate practice of medicine. These laws are intended to prevent interference in the medical decision-making process by anyone who is not a licensed physician. For example, California law establishes that determining what diagnostic tests are appropriate for a particular condition and taking responsibility for the ultimate overall care of the patient, including providing treatment options available to the patient, would constitute the unlicensed practice of medicine if performed by an unlicensed person. Violation of these corporate practice of medicine prohibitions may result in civil or criminal fines, as well as sanctions imposed against us and/or the professional through licensure proceedings.
The following updates Part I, Item 1. “Business—Government Regulation—Other Data Protection Laws” in our 2024 Form 10-K:
Other Data Protection Laws
There are a growing number of jurisdictions around the globe that have privacy and data protection laws that may apply to us as we enter or expand our business in jurisdictions outside of the United States. These laws are typically triggered by a company’s establishment or physical location in the jurisdiction, data processing activities that take place in the jurisdiction, and/or the processing of personal information about individuals located in that jurisdiction that are targeted, for example, by an offer of goods or services or by monitoring their activities. Certain data protection laws, such as those in the European Union, (the “EU”) and United Kingdom (the “UK”), are comprehensive in nature and include significant requirements around the processing of personal information, while other jurisdictions may have no privacy and data protection laws or privacy and data protection laws less restrictive or prescriptive than those in the United States. Enforcement of these laws varies from jurisdiction to jurisdiction, with a variety of consequences, including civil or criminal penalties or the loss of a license to operate in the jurisdiction, individual litigation rights, or damage to our reputation.
For example, the EU’s General Data Protection Regulation (“GDPR”), including as implemented and amended through the UK Data Protection Act 2018 (“UK GDPR”), applies to any data collection, use and sharing in the context of an establishment in the EU or UK as well as extraterritorially to any entity outside the EU and UK when they process personal information related to an offer of goods or services to, or monitoring the behavior of, individuals who are located in the EU or UK, respectively. The GDPR and UK GDPR impose requirements on controllers and processors of personal data, including when personal information is transferred outside of the EU or the UK to another country and enhanced protections for “special categories” of personal data, which include sensitive information such as health and genetic information of data subjects. The GDPR and UK GDPR also grant individuals various rights in relation to their personal data including the rights of access, rectification, objection to certain processing and deletion. The GDPR and UK GDPR provide individuals with an express right to seek legal remedies if the individual believes his or her rights have been violated. Failure to comply with the requirements of the GDPR or the related national data protection laws of the member states of the EU, which may deviate from or be more restrictive than the GDPR, or a failure to comply with the UK GDPR may also result in significant administrative fines and restrictions on our business operations issued by EU or UK regulators.
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

GENEDX HOLDINGS CORP.

Date:	October 28, 2025		/s/ Katherine Stueland
		Name:	Katherine Stueland
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date:	October 28, 2025		/s/ Kevin Feeley
		Name:	Kevin Feeley
		Title:	Chief Financial Officer (Principal Financial Officer)