Form 10-K
period 2025-12-31
GeneDx Holdings Corp.
filed 2026-02-23
CIK 1818331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7252(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was approximately $1.66 billion as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing sale price of such stock as reported on the Nasdaq Global Select Market.

The registrant had outstanding 29,288,739 shares of Class A common stock as of February 17, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the registrant’s 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”).

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
•our expectations about the reliability, accuracy or performance of our tests;
•our estimates of the total addressable market for our current and potential product offerings;
•our ability to realize the expected benefits of our acquisition of Fabric Genomics, Inc. (“Fabric Genomics”) and the use of artificial intelligence (“AI”);
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
•“Fabric Genomics” refer to Fabric Genomics, Inc., a Delaware corporation, which we acquired on May 5, 2025 (the “Merger”); and
•“we,” “us” and “our,” the “Company” and “GeneDx” refer, as the context requires, to GeneDx Holdings and its consolidated subsidiaries.
The Company’s Class A common stock and public warrants are listed on the Nasdaq Global Select Market under the symbols “WGS” and “WGSWW,” respectively.
Purpose
At GeneDx, our mission is to empower everyone to live their healthiest life through genomics. GeneDx combines clinical expertise, advanced technology, and the proprietary GeneDx Infinity™ dataset to power the ExomeDx™ and GenomeDx™ tests – ranked #1 by expert geneticists and granted FDA Breakthrough Device Designation – enabling clinicians to deliver precise, fast, and actionable diagnoses. GeneDx InfinityTM also fuels discovery for biopharma while supporting the network that we believe will drive the future of precision genetic medicine. We believe that what is best for patients must be embedded in every aspect of our work, and in support of these beliefs, we value equitability, simplicity, and transparency.
Overview
GeneDx was founded in 2000 by scientists from the National Institutes of Health whose mission was to make genetic testing accessible for patients with rare diseases. The company quickly became a leader in genomics, creating the foundation for how to provide genomic information at scale and pioneering exome and genome sequencing for rare and ultra-rare genetic pediatric disorders. 25 years later, we have amassed one of the world’s largest rare disease datasets, GeneDx InfinityTM, and remain a leader in genomics.
We believe exome and genome testing will become the standard for diagnosing genetic disease, with the potential to transform healthcare from reactive to proactive. We believe that we are positioned to usher in the next era of precision medicine by offering genetic diagnoses at the earliest moments, creating a patient-centric network to drive improved outcomes, and fueling discovery with the most powerful genomic intelligence.
Industry Background
Targeted genetic tests and panel testing still represent a meaningful portion of diagnostic tests ordered today. However, as healthcare increasingly moves toward genetics-informed and preventive care, the limitations of panel-based testing have become more pronounced, and exome and genome sequencing are moving closer to standard of care. Panels restrict analysis to a predefined set of genes based on an initial clinical hypothesis, which can result in inconclusive findings and delayed diagnoses—particularly for patients with overlapping, atypical, or evolving symptoms. This hypothesis-based approach is increasingly misaligned with the complexity of genetic disease and increasing access to high-quality exome and genome sequencing.
We believe that an affordable, scalable, and clinically actionable genome sequence will be a central element in the future of medicine. Historically, cost was one of the greatest barriers to broad adoption, but sequencing costs continue to decline with advancements in sequencing technology, competition, and scale. The more significant challenge today lies in transforming a genome’s vast volume of data into insights that are timely, accurate, and actionable in routine clinical care. This requires the ability to rapidly interpret genomic data at scale and continuously improve interpretation based on new data and outcomes. Accurate and scalable interpretation depends on robust, well-curated gene–disease knowledge, continuously updated with real-world evidence, and supported by large, diverse datasets that reduce uncertainty and improve diagnostic yield. As datasets grow and interpretation improves, genomics increasingly enables earlier diagnoses, fewer uncertain results, and more informed clinical decision-making from the earliest moments.

In recent years, the genetic diagnostics industry has seen increasing momentum from several converging forces: growing clinician familiarity with genomics, expanding newborn and pediatric screening programs, improving reimbursement pathways for comprehensive testing, and the integration of artificial intelligence and automation into variant interpretation and reporting. Together, these trends are helping shift genomics from a specialized diagnostic tool toward a foundational layer of modern healthcare, supporting precise diagnoses, guiding personalized care plans, and accelerating therapeutic discovery.
The Genome Future
The genome is composed of 3 billion “letters”, or base pairs, of DNA. The exome is a portion of the genome that encodes proteins, which are involved in many different types of cellular functions. Changes in DNA can change the way proteins are formed or utilized by the cell, potentially causing disease. When patients present with complex issues, a genetic diagnosis may be available, but a traditional genetic panel test may be too narrow to identify the cause. Exome and genome sequencing can find different genetic alterations, or variants, that more targeted tests miss and are especially useful when the timing is critical to directing or altering medical management.
With 25 years of operation, GeneDx has a proven track record of expertise in genetic testing, particularly exome and genome testing. We launched the industry’s first commercially available Next Generation Sequencing panels in 2008 and pioneered exome sequencing in 2012. We have worked tirelessly to develop:
•One of the largest rare disease datasets in the world, GeneDx InfinityTM;
•A laboratory operation that delivers accuracy, speed, and cost efficiency;
•Proprietary bioinformatics, AI, and variant interpretation pipelines;
•High-quality standard exome and genome products as well as rapid and ultraRapid genomes; and
•Genomic newborn screening protocols using a whole genome backbone.

We regularly enrich our products with new genomic technologies, including medium and long-read sequencing, and adding multimodal analysis beyond DNA to enhance our ability to serve more patients with speed, accuracy, and scale over time. These R&D programs generate data that compounds upon our library of over 1,100 peer-reviewed publications, further exemplifying our position at the forefront of genomic innovation.

The scalable exome and whole genome interpretation that we deliver at speed does not require a long, complex, and expensive step-wise testing approach and may make most other genetic tests obsolete. Additionally, exome and genome testing provide a streamlined test selection and ordering process for non-genetics clinicians who are increasing the utilization of genetic testing for their patients. We believe that we are positioned to continue leading the industry into the genome future.

GeneDx InfinityTM
Over our 25-year history, we have amassed one of the largest rare disease datasets in the world, if not the largest. GeneDx InfinityTM is powered by data from over 2.5 million tests – including over 1 million exomes and genomes – and supplemented with more than 8 million phenotypic datapoints and billions of datapoints from longitudinal patient data, clinical data, claims data, and more. 60% of the exomes and genomes in GeneDx InfinityTM represent relative samples from trio testing, where biological relative samples are used as comparators to improve diagnostic quality. Importantly, the genomic data in GeneDx InfinityTM is incredibly diverse, with more than 50% of exomes and genomes representing individuals of non-European descent.
Each patient enriches the data density of GeneDx InfinityTM, improving our ability to offer fast, actionable, and accurate diagnoses to the next patients. This flywheel effect further differentiates our interpretation capabilities across diverse populations. This flywheel is also accelerating – in 2025 alone, we added 30% more rare disease exomes and genomes into GeneDx InfinityTM than in the previous 24 years combined.
Our team of more than 100 MDs and PhDs and 150 genetic counselors transform GeneDx InfinityTM into clear, trusted answers that clinicians can act on with confidence. We are also applying AI tools – like our machine learning powered gene ranker, Multiscore – on top of GeneDx InfinityTM to harness the power of our data, scale our platform and increase speed and turnaround time.
The structured gene-disease knowledge curated by our team of experts is being enhanced through cutting edge tools to deliver even greater speed, scale, and operational efficiency. Implemented with a human in the loop, our advanced interpretation methods incorporate automation, bioinformatics, and cloud-based machine learning, enabling efficient discovery of genetic differences at previously undetectable levels. As the number of new patients we test grows, so does our database, and the new data increases the potential for greater insights. As we capture more genomic and phenotypic data, we hope to fuel a positive feedback cycle of discovery that continuously delivers more value for patients, providers and healthcare partners.

Market Opportunity
Our primary growth engine in the short term will be expanding adoption of our market-leading exome and genome testing in the pediatric outpatient setting among geneticists, pediatric neurologists, other pediatric specialists, and general pediatricians. General pediatricians represents the largest opportunity. Additionally, we plan to continue to expand into the Neonatal Intensive Care Unit (“NICU”), supplement our prenatal exome testing with a genome product for that setting, and translate our leadership to international markets via our recently acquired Fabric Genomics platform. Longer-term, we remain optimistic about our leading position in genomic newborn screening (“gNBS”) and see the adult market as a future opportunity. Over time we expect more and more use cases and reimbursement pathways for exome and genome products to open up across a wide spectrum of pediatric and adult diseases, conditions and disorders.
As we plan for longer-term growth, we aim to bring whole genome newborn screening to the market and are engaged in three programs to build the body of evidence needed to make genomic newborn screening mainstream. Those programs include the GUARDIAN study, the BEACONS study, and the Sunshine Genetics Network. Additionally, we believe there is a large data partnership opportunity with biopharmaceutical (“biopharma”) companies and precision medicine leaders.
By unlocking the value of our diagnostics products, GeneDx InfinityTM, our network of relationships, and internal expertise, GeneDx is well positioned to lead in what we believe is a nearly $25 billion market opportunity in pediatric and rare disease and a nearly $20 billion market opportunity for adult disease and disorders. In tandem with these testing markets, we see potential upside as we put a growth strategy behind our data and biopharma partnerships business, expand internationally with Fabric Genomics, and unlock precision medicine opportunities.
Our Strategy
We believe that the span and depth of our experience and dataset allows us to return more positive findings and thus clinical utility, both immediately and over time through reanalysis, than other sources. Importantly, we believe that we return fewer uncertain findings compared to public datasets and competitors, which makes our analysis easier to interpret outside of the medical genetics community.
At the same time, we have improved quality and speed to delivery of exome and genome tests while significantly lowering sequencing costs since inception. Much of this decline was driven by reduced sequencing costs shared across the industry; however, we have reduced wet labor, processing, and interpretation costs through accumulating data and experience, and we expect a further decline in costs going forward.
Leveraging these capabilities, we aim to be the global market leader in the development and delivery of reliable, actionable, scalable exome and genome sequencing and interpretation and information services. Our strategy focuses on the following objectives:
•Expand the utilization of exome and genome sequencing as the first-tier test over most other genetically targeted tests by leveraging product enhancements and decades of earned trust amongst expert geneticists; and
•Expand the utilization of industry-leading exome and genome sequencing beyond geneticists, creating a new standard of care which enables faster diagnoses, reduces suffering, and helps healthcare systems save money. In the near term, our principal target markets will be general pediatrics, other pediatric specialists, the NICU, and late-stage prenatal testing. We expect those markets to expand over time as clinical utility and reimbursement evolve.
To achieve these objectives, we:
•Deploy our team of approximately 120 field-based sales representatives and medical science liaisons, and construct an industry-leading brand, product, marketing, communications and market access platform that leverages our expertise, rich data, and decades of earned trust across the genetics community.
•Partner with leaders across health systems, manufacturers, commercial and governmental payors and advocacy groups. We aim to collaborate on programs to establish definitive clinical and economic case for broad use of genomic-guided medicine. Such programs will focus on:
◦health economic data supporting rapid whole genome sequencing in the NICU;
◦diagnosis of disease and prevention of chronic conditions in adults; and
◦use of whole genome sequencing for broad newborn screening.
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

•Plan to launch a new provider and patient experience with the eventual goal of providing lifelong access and portability of genomic information. At initial sequence, rapid results provide clinicians with simple, actionable, easy to understand results for non-geneticists and tailored resources for patients and caregivers. On an ongoing basis, reanalysis unlocks a renewable source of insight, replacing any future germline screening. We will sequence once, and analyze for life.
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
◦Providing a therapeutic area agnostic platform to access data, patients and insights for real world evidence and data to support end-to-end drug discovery pipeline.
•Plan to leverage our position at the nexus of rare disease to create a network effect - uniting patients, researchers, biopharma, payers, policymakers, and health systems - and create solutions for some of the greatest challenges in the rare disease space and increase access to precision genetic medicine.
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
Competition
Our competitors include companies that offer molecular genetic testing and consulting services, including specialty and reference laboratories that offer traditional single- and multi-gene tests. In addition, there are a large number of new entrants into the market for genetic information ranging from informatics and analysis pipeline developers to focused, integrated providers of genetic tools and services for health and wellness, including Illumina, Inc., which is also one of our suppliers. In addition to the companies that currently offer traditional genetic testing services and research centers, other established and emerging healthcare, information technology and service companies may commercialize competitive products including informatics, analysis, integrated genetic tools and services for health and wellness. Principal competitors include companies such as Baylor Genetics, Tempus (via Ambry Genetics), Variantyx, and Rady Children’s Hospital as well as other commercial and academic labs.
Customers and Seasonality
We receive payment for our products and services from third-party payors, patients, business-to-business clients, and from other healthcare partners. Substantially all of our revenue for the year ended December 31, 2025 was derived from diagnostic test reports and we expect this trend to continue in the near-term. Over time we expect to achieve a mix of revenue from diagnostic tests, data and information solutions, newborn screening products and information and interpretation services.
Approximately 1.5% of our revenues today are derived from referral sources outside of the United States. We expect over time to increase rest of world revenue as knowledge and understanding of the benefits of exome and whole genome sequencing continue to expand.
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

Raw Materials and Suppliers
We rely on a limited number of suppliers, including Illumina, Inc., Life Technologies Corporation, Twist Biosciences Corporation, Path-Tec LLC and Agilent Technologies. for certain laboratory reagents, as well as sequencers and other equipment and materials, which we use in our laboratory operations. Our operations could be interrupted if we encounter delays or difficulties in securing reagents, sequencers or other equipment or materials, and if we cannot obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations and reputation. We believe that there are only a few other manufacturers outside of those listed above that are currently capable of supplying and servicing the equipment necessary for our operations, including sequencers and various associated reagents and enzymes. The use of equipment or materials provided by these replacement suppliers would require us to alter our operations. Transitioning to a new supplier would be time consuming and expensive, may result in interruptions in operations, could affect the performance specifications of our laboratory operations or could require that we revalidate our tests. We cannot be certain that we will be able to secure alternative equipment, reagents and other materials, or bring such equipment, reagents and materials online and revalidate them without experiencing interruptions in our workflow. If we encounter delays or difficulties in securing, reconfiguring or revalidating equipment and materials, our business and reputation could be adversely affected.
Intellectual Property
We rely on a combination of intellectual property rights, including trade secrets, copyrights, trademarks, customary contractual protections to protect our core technology and intellectual property.
Patents
The fields of genomic and health information analysis present limited opportunities for patent protection, based on current legal precedents. Our patent protection strategy has focused on seeking protection for certain of our non-gene specific technology and our specific biomarkers. In this regard, we have one issued U.S. design patent, fourteen pending U.S. non-provisional utility patent applications, four pending U.S. provisional patent applications, and three pending international PCT patent applications. The issued U.S. design patent relates to a display screen with a graphical user interface. The utility patent applications include an international PCT patent application and a U.S. patent application related to performing phenotypic fit analysis, an international PCT patent application and two U.S. patent applications related to analyzing genetic variations and phenotypes, a U.S. patent application related to modeling inference of mutation impact, two U.S. patent applications related to generating a cancer determination from electronic health records using a cancer determination analysis system, a U.S. patent application related to providing a homologous recombination DNA repair deficiency score for a cancer patient, a U.S. patent application related to therapeutic treatment for subjects having certain polymorphic markers associated with specific human leukocyte antigen alleles, two U.S. patent applications relating to analyzing phenotype-causing genomic variants, two U.S. patent applications relating to prioritizing phenotype-causing genomic variants in combination with biomedical ontologies, two U.S. patent applications relating to prioritizing phenotype-causing genomic variants in combination with clinical information, and an international PCT patent application relating to analyzing long biological sequence data. If patents are issued from the currently pending applications, the earliest patents will begin expiring in the early 2030s, subject to potential extensions of the patent term that will be calculated based on the length of the patent examination process. The claim scope of any potentially issued patents stemming from the present applications may be narrower than included in the initial filings due to any amendments that may arise throughout their prosecution.
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
Human Capital Management
We believe that human capital management, including attracting, retaining, and developing a high-quality workforce, is critical to our long-term success. We are committed to creating a workplace that supports the success of its people by investing in their personal development and career growth. Our team of nearly 1,300 individuals are champions of not only our organization, but our patients, providers and partners.
Our development, performance, and compensation programs are designed to attract and reward talented individuals from a broad range of backgrounds and experiences who possess the skills necessary to support our business objectives, assist in the achievement of their career goals, our strategic goals, and ultimately create long term value for our stockholders.
We offer competitive compensation to attract and retain high quality talent, supported by a comprehensive total rewards package. In addition to base compensation, our employees may be eligible for bonuses or sales incentives, and equity awards under our equity incentive plans. We also provide the opportunity to participate in our employee stock purchase plan and a 401(k) plan with employee matching opportunities. We offer equity for certain positions because we believe ownership in the company strengthens alignment and commitment to our long-term success. We provide programs including healthcare and insurance benefits, wellness, health savings and flexible spending accounts, paid time off, family and parental leave, flexible work schedules, fertility, adoption and surrogacy assistance, and employee assistance programs.
We operate in an industry in which competition for highly qualified personnel is significant. In addition to compensation and benefits, we focus on talent acquisition, retention and development. We periodically conduct employee engagement surveys and use the results to inform internal priorities and management goals, including actions responsive to employee feedback. Our employee evaluation is intended to support development, identify and develop high performers, and strengthen leadership and management capabilities as the organization grows. We believe that our engagement survey results reflect our commitment to fostering a thriving workplace culture, even amidst significant organizational growth.
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
HHS announced on December 27, 2024, and published in the Federal Register on January 6, 2025, a Notice of Proposed Rulemaking proposing extensive modifications to the HIPAA security regulations. If finalized, these modifications could entail significant additional compliance obligations and costs for HIPAA-regulated covered entities and business associates.
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
The CCPA is enforceable through administrative fines of up to $2,663 for each violation, or $7,988 for intentional violations or where the violator has actual knowledge that the personal information relates to an individual under 16 years of age.
In addition to the CCPA, by the end of 2025, there were sixteen other states that had consumer privacy laws come into effect, including Colorado, Connecticut, Delaware, Florida, Iowa, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Tennessee, Texas, Utah, and Virginia. Three more states will have comprehensive consumer data privacy laws that come into effect in 2026, and many other states have introduced or enacted similar consumer privacy laws. These new state privacy laws and any potential federal consumer privacy law will and would impose additional data protection obligations on covered businesses, including additional consumer rights, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. The new and proposed privacy laws may result in further uncertainty and may require us to incur additional expenditures to comply. These regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management and data use practices and incur substantial compliance expense. Our failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use, or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines, damage to our reputation, and loss of goodwill, any of which could have a material adverse effect on our operations, financial performance, and business.
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
In recent years, the FTC’s enforcement under Section 5 related to data security has included alleged violations of the “unfairness” prong. Many of these cases have alleged that companies were unfair to consumers because they failed to take reasonable and necessary measures to protect consumer data. The FTC has not provided bright line rules defining what constitutes “reasonable and necessary measures” for implementing a cybersecurity program, but it has provided guidance, tips and advice for companies. The FTC has also published past complaints and consent orders, which it urges companies to use as guidance to help avoid an FTC enforcement action, even if a data breach or loss occurs.
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
The payment rates calculated under PAMA went into effect starting January 1, 2018. Where applicable, reductions to payment rates resulting from the new methodology were limited to 10% per test per year in each of the years 2018 through 2020. Rates were held at 2020 levels during 2021 through 2025 and will continue to be held at such levels in 2026. Then, where applicable based upon median private payor rates reduced by up to 15% per test per year for each of 2027 through 2029.
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
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as our other SEC filings, are available free of charge on our website, www.genedx.com, as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information contained on our website is not incorporated by reference in this document.
We have used, and intend to continue to use, our website, investor relations website (accessible via our website), and social media accounts, including our LinkedIn page, our Instagram page, and our Facebook page, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

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
Risk Factors Summary
Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following:
•We need to scale our infrastructure in advance of demand for our products and services, and our failure to sustain sufficient demand for our products and services would have a negative impact on our business and our ability to maintain profitability.
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
•We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
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
•Changes in FDA oversight for LDTs could subject our operations to much more significant regulatory requirements.
•A breakthrough device designation by the FDA, even though granted, may not lead to a faster development, regulatory review or authorization, nor a designation increase the likelihood that any of our product candidates will receive regulatory authorization in the United States.
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
Risks Related to Our Business, Industry and Operations
We need to scale our infrastructure in advance of demand for our tests, and our failure to sustain sufficient demand for our tests would have a negative impact on our business and our ability to maintain profitability.
Our success depends in large part on our ability to extend our market position, to provide customers with high-quality test reports quickly and at a lower price than our competitors, and to achieve sufficient test volume to realize economies of scale. In addition, we regularly evaluate and refine our testing process, often significantly updating our workflows, including with respect to exome sequencing and whole genome sequencing. In order to execute our business model, we intend to continue to invest heavily in order to significantly scale our infrastructure, including our testing capacity, particularly with respect to exome sequencing and whole genome sequencing to supplement our panel testing capabilities and information systems, expand our commercial operations, customer service, billing and systems processes and enhance our internal quality assurance program. We expect that much of this growth will be in advance of demand for our tests. Our current and future expense levels are to a large extent fixed and are largely based on investment plans and estimates of future revenue. Because the timing and amount of revenue from our tests is difficult to forecast, when revenue does not meet expectations, we may not be able to adjust our spending promptly or reduce spending to levels commensurate with our revenue. Even if we successfully scale our infrastructure and operations, there can be no assurance that tests will increase at levels consistent with the growth of our infrastructure. If we fail to sustain demand commensurate with this growth or if we fail to scale our infrastructure sufficiently in advance of demand to successfully meet such demand, our business, prospects, financial condition and results of operations could be adversely affected.
If we are not able to sustain substantial demand for our tests, our commercial success will be negatively affected.
Our business model assumes that we will be able to sustain significant test volume, particularly with respect to exome sequencing and whole genome sequencing in addition to our panel testing offerings, and we may not succeed in continuing to drive adoption of our tests to achieve sufficient volumes. Inasmuch as detailed genetic data from exome and whole genome sequencing has only recently become available at relatively affordable prices, the continued pace and degree of clinical acceptance of the utility of such testing is uncertain. Specifically, it is uncertain how much genetic data will be accepted as necessary or useful, as well as how detailed that data should be, particularly since medical practitioners may have become accustomed to genetic testing that is specific to one or a few genes and may not embrace the utility of exome sequencing and whole genome sequencing. Given the substantial amount of additional information available from a broad-based testing panel such as ours, there may be distrust as to the reliability of such information when compared with more limited and focused genetic tests. To generate further demand for our tests, we will need to continue to make clinicians aware of the benefits of our tests, including the price, the breadth of our testing options, and the benefits of having additional genetic data available from which to make treatment decisions. A lack of or delay in clinical acceptance of our exome sequencing and whole genome sequencing testing, or our legacy broad-based panels testing, would negatively impact sales and market acceptance of our tests and limit our revenue growth and potential profitability. Genetic testing is expensive, and many potential customers may be sensitive to pricing. In addition, potential customers may not adopt our tests if adequate reimbursement is not available, or if we are not able to maintain low prices relative to our competitors.
If we are not able to sustain demand for our tests at sufficient volume, or if it takes significantly more time to generate this demand than we anticipate, our business, prospects, financial condition and results of operations could be materially harmed.
If our laboratories become inoperable due to disasters, health epidemics or for any other reasons, we will be unable to perform tests, and our business will be harmed.
We perform all of our exome sequencing and whole genome sequencing tests at our production facilities in Gaithersburg, Maryland. This concentration heightens our exposure to risks associated with this region, including natural disasters, severe weather conditions, public health crises, acts of terrorism, political or social instability, regulatory changes, and failures of local infrastructure or utilities. In the event of a disruption affecting this location, we may experience interruptions to operations, loss of productivity, data or systems outages, delays in service delivery, and reputational harm. While we have business continuity and disaster recovery plans in place, such plans may not be sufficient to fully mitigate the impact of all potential disruptions, particularly those that are prolonged or widespread. Our laboratories and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to replace and qualify for use. Our laboratories may be harmed or rendered inoperable by natural or man-made disasters, including flooding, fire and power outages, or by health epidemics, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog that could develop if our laboratories are inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all potential losses and may not continue to be available to us on acceptable terms, if at all.
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
We may be unable to compete effectively against our competitors either because their products and services are perceived to be superior or because they may have more expertise, experience, financial resources, or stronger business relationships. These competitors may have broader product lines and greater name recognition than we do. Furthermore, we must compete successfully in our existing markets, including exome and whole genome sequencing, but also in any new markets we expand into. Even if we successfully develop new marketable products or services, our current and future competitors may develop products and services that are more commercially attractive than ours, and they may bring those products and services to market earlier or more effectively than we are able to. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our tests and services, which could prevent us from increasing or sustaining our revenues or achieving sustained profitability.
We face intense competition. If we do not continue to innovate and provide products and services that are useful to customers, including providers and patients, and partners, we may not remain competitive, which could harm our business and operating results.
Our business environment is rapidly evolving and intensely competitive. Our businesses face changing technologies, shifting provider and patient needs, and frequent introductions of rival products and services. To compete successfully, we must accurately anticipate technological developments and deliver innovative, relevant and useful products, services, and technologies in a timely manner. As our businesses evolve, the competitive pressure to innovate will encompass a wider range of products and services. We must continue to invest significant resources in research and development, including through acquisitions and collaborations, joint ventures and partnerships, in order to enhance our current diagnostics and health information and data science technologies, and existing and new products and services based off these technologies.
We have many competitors in different industries. Our current and potential domestic and international competitors range from large established companies to emerging start-ups in addition to academic and scientific institutions, and public and private research organizations. Some competitors have longer operating histories than our Company in various sectors. They can use their experience and resources in ways that could affect our competitive position, including by making acquisitions, continuing to invest heavily in research and development and in talent, initiating intellectual property claims (whether or not meritorious), and continuing to compete aggressively for our customers and partners in the market for genetic testing and screening, health information and data science products and services. Our competitors may be able to innovate and provide products and services faster than we can or may foresee the need for products and services before we do.
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
Furthermore, in cases where we or our partners have established reimbursement rates with third-party payors, we face additional challenges in complying with their procedural requirements for reimbursement. These requirements often vary from payor to payor and are reassessed by third-party payors on a regular basis, and we have needed additional time and resources to comply with them. We have also experienced, and may continue to experience, delays in or denials of coverage if we do not adequately comply with these requirements. Our third-party payors have also requested, and in the future may request, audits of the amounts paid to us. In the past, we have been required to repay certain amounts to payors as a result of such audits. See Note 4, “Revenue Recognition” to our consolidated financial statements for more information. In addition to potential repayment obligations, failure to comply with payor reimbursement policies could result in government enforcement actions and, potentially, exclusion from certain payor programs, which could have a material adverse effect on our business.
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
We currently incorporate artificial intelligence (“AI”) solutions into our workflows and these applications may become increasingly important in our operations over time. Further, we are in the process of enhancing and broadening our offerings with AI technologies, including through the use of Fabric Genomics’ AI-based platform for Next Generation Sequencing analysis, which provides interpretation and clinical reporting for rare disease, hereditary risk, and cancer testing. In addition, we are exploring potential third-party partnerships to help us offer more robust solutions for providers and patients. Our competitors or other third parties may incorporate AI into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition and results of operations may be adversely affected. The use of AI applications in the future may result in cybersecurity incidents that implicate the personal medical and genetic data of patients analyzed within such applications, including the risk that we might not be able to effectively manage the use of AI technologies by our employees, consultants and vendors. Any such cybersecurity incidents related to our use of AI applications to analyze personal data could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI and its various uses, may require significant resources to develop, test and maintain offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact. Several governmental authorities have already proposed or enacted laws and other guidance governing AI, such as the EU Artificial Intelligence Act. These and other developing obligations may prevent or make it harder for us to conduct or enhance our business using AI, or lead to regulatory fines, penalties, or other liability.
We may need to raise additional capital to fund our existing operations, develop additional products and services, commercialize new products and services or expand our operations.
We have incurred net losses since our inception, with an accumulated deficit of approximately $1.4 billion as of December 31, 2025.
We may seek to sell common or preferred equity or convertible debt securities, enter into credit facilities or other forms of third-party funding or debt financing, or dispose of assets or businesses. For example, in October 2025, we filed an automatic universal shelf registration statement that provides for the sale of our Class A common stock and other securities, and up to an aggregate of $100.0 million of our Class A common stock that may be issued from time to time under a Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”). The Sales Agreement was implemented following the use in full of a prior sales agreement for up to $75.0 million of Class A common stock with TD Cowen. As of December 31, 2025, approximately $78.2 million of capacity remained available under this ATM offering.
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
We are subject to the CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance and inspections. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payors, for our tests. We have current CLIA, College of American Pathologists (“CAP”), and other certifications to conduct our tests at our laboratory in Maryland. To renew these certifications, we are subject to survey and inspection on a regular basis and at the request of the certifying bodies. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratory.
We would also be required to maintain in-state licenses if we were to conduct testing in other states. Several states require the licensure of out-of-state laboratories that accept specimens from certain states.
In addition to having a laboratory license in New York, our clinical reference laboratory is approved on test-specific bases for the tests it runs as LDTs, by the New York State Department of Health (“NYDOH”). Other states may adopt similar licensure requirements in the future, which may require us to modify, delay or stop our operations in such jurisdictions. We may also be subject to regulation in foreign jurisdictions as we seek to expand international utilization of our tests or such jurisdictions adopt new licensure requirements, which may require review of our tests in order to offer them or may have other limitations such as restrictions on the transport of samples necessary for us to perform our tests that may limit our ability to make our tests available outside of the U.S. Complying with licensure requirements in new jurisdictions may be expensive, time-consuming, and subject us to significant and unanticipated delays.
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
The CAP maintains a clinical laboratory accreditation program. CAP asserts that its program is “designed to go well beyond regulatory compliance” and helps laboratories achieve the highest standards of excellence to positively impact patient care. While not required to operate a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the U.S. require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. We have a CAP accreditation for our laboratory. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our tests and the results of our operations.
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
When cleared, authorized or approved, we and our collaborators may market, sell, and distribute our products and services outside of the U.S., and our business would be subject to risks associated with doing business outside of the U.S., including an increase in our expenses and diversion of our management’s attention from the development of future products and services. In addition, we plan to use Fabric Genomics as our platform for international expansion. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:
•multiple, conflicting and changing laws and regulations such as AI, privacy, security and data use regulations, tax laws, export and import restrictions, economic sanctions and embargoes, employment laws, anticorruption laws, regulatory requirements, reimbursement or payor regimes and other governmental approvals, permits and licenses;
•failure by us, our collaborators or our distributors to obtain regulatory clearance, authorization or approval for the use of our products and services in various countries;
•additional potentially relevant third-party patent rights;
•complexities and difficulties in obtaining intellectual property protection and enforcing our intellectual property;
•difficulties in staffing and managing foreign operations, including repatriating foreign-earned profits;
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
In particular, challenging macroeconomic conditions, including cost inflation, decreases in per capita income and levels of disposable income, tariffs, increased and/or prolonged unemployment or a decline in consumer confidence, as well as limited or significantly reduced points of access of our tests, could have a material adverse effect on the demand for our tests. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing our tests. Decreased demand for our tests could negatively affect our overall financial performance.

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
We currently rely upon third-party services for data storage and workflow management, including cloud storage solution providers. We rely on each of these providers to complete several vital workflows in our health information and data science service delivery. To varying degrees some of those services are proprietary to how each platform performs in connection with our current usage of the services.
Nearly all of our data storage and analytics are conducted on, and the data and content we generate on our platforms are processed through, servers hosted by these providers. We also rely on email service providers, bandwidth providers, internet service providers and mobile networks to deliver communications to patients, physicians and partners and to allow patients, physicians and our partners to access various offerings from our platforms. If our third-party vendors are unable or unwilling to provide the services necessary to support our business, or if our agreements with such vendors are terminated, our operations could be significantly disrupted. Some of our vendor agreements may be unilaterally terminated by the licensor for convenience, and if such agreements are terminated, we may not be able to enter into similar relationships in the future on reasonable terms or at all.

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
Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding the adoption of our products and services and their estimated global market opportunity. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations in any given fiscal quarter or year.
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
In addition, our estimates of the global market opportunity for our current products and services and those under development are based on a number of internal and third-party estimates, including, the market opportunity for rare disease and pediatric developmental disorders, adult disorders and newborn screening. The estimates also depend on whether we or our collaborators are able to engage, diagnose or treat patients through or using our products and services, the number of potential clinical tests utilized per treatment course per patient, the ongoing engagement by patients, physicians and health systems on our platforms, and the assumed prices at which we can sell our current and future products and services for markets that have not been established. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual addressable market for our current or future products and services may prove to be incorrect. If the actual number of patients who would benefit from our products or services, the price at which we can sell future products and services or the annual addressable market for our products or services is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.
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
The success of our products depends on the market’s confidence that we can provide reliable products and services that enable high quality diagnostic testing and health information services with high sensitivity and specificity and short turnaround times. There is no guarantee that the accuracy and reproducibility we have demonstrated to date will continue to meet customer expectations as our product deliveries increase and our product and service portfolio expands.
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
If our relationships are not successful, our ability to develop and improve our products, services and technologies, and to successfully execute our commercial strategy regarding such products, services and technologies, could be compromised.
Our operating results could be subject to significant fluctuation, which could increase the volatility of our stock and warrant prices and cause losses to our stockholders.
Our operating results may fluctuate significantly, depending on a variety of factors, including the following:
•our success in marketing and selling, and changes in demand for our tests;
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
•circumstances affecting our ability to provide health information and data science services to biopharma partners, including software or hardware failures, insufficient capacity, regulatory changes or other circumstances that adversely affect our ability to deliver these services;
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

Our ability to utilize our net operating loss carry forwards and certain other tax attributes may be limited.
As of December 31, 2025, we had total gross deferred tax assets of approximately $342 million, including net operating loss carryforwards (“NOLs”) and tax credit carryforwards. The realization of these deferred tax assets depends on our ability to generate sufficient taxable income within the applicable carryforward periods. Based on our evaluation of available positive and negative evidence, we have recorded a full valuation allowance against our deferred tax assets as of December 31, 2025 and December 31, 2024. If we are unable to generate sustained taxable income in future periods, we may be unable to realize some or all of these tax benefits.
In addition, our ability to utilize NOLs and certain other tax attributes may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if we experience an “ownership change.” An ownership change generally occurs if the percentage of our stock owned by one or more 5% shareholders increases by more than 50 percentage points over a rolling three-year period. We may have experienced ownership changes in the past, and future transactions involving our equity, including acquisitions such as the Business Combination or the Acquisition, financings, or other changes in our stock ownership, could result in additional ownership changes. If an ownership change occurs, our ability to utilize pre-change NOLs and other tax attributes could be subject to annual limitations, which could materially reduce or eliminate the benefit of these tax assets.
Furthermore, under the Tax Cuts and Jobs Act, NOLs generated in taxable years beginning after December 31, 2017 may offset only up to 80% of current-year taxable income and generally may not be carried back to prior years. State tax laws may impose similar or additional restrictions, and in certain jurisdictions the use of NOLs may be suspended or otherwise limited. As a result of these limitations, we could incur increased federal and state income tax liabilities in future periods, which could materially and adversely affect our results of operations and cash flows.
Declines in the future expected cash flows for the Company’s businesses or changes to underlying assumptions used to calculate fair value could result in impairment charges which could have a material adverse effect on the Company’s financial results of operations.
Our total assets reflect goodwill and amortizable intangible assets, including developed technology, tradenames and trademarks and customer relationships. The Company is required under U.S. GAAP to review its long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable, and is also required to conduct impairment tests on goodwill annually or more frequently, if circumstances indicate that the carrying value may not be recoverable or that an other-than-temporary impairment exists.
Future events or factors may occur that could adversely affect the fair value of the Company’s assets and require impairment charges, including, but not limited to, divestitures of certain businesses or product lines, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on the Company’s sales and customer base, a material adverse change in the Company’s relationship with significant customers or business partners, or a sustained decline in the Company’s stock price. In the event any such impairment indicators become known or are present, the Company may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future.
Risks Related to Our Key Relationships
We rely on commercial delivery services to transport samples to our facilities in a timely and cost-efficient manner and if these delivery services are disrupted, our business could be harmed.
Our core business depends on our ability to quickly and reliably deliver test results to our customers. We typically receive blood and saliva samples for analysis at our laboratory facilities within days of collection from the patient. Disruptions or errors in delivery service and accessioning errors and breaches, whether due to error by the delivery service, labor disruptions, bad weather, natural disaster, terrorist acts or threats, outbreaks of disease or for other reasons, could adversely affect specimen integrity, our ability to process or store samples in a timely manner and to service our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.

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
From time to time, we may consider additional opportunities to acquire other products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. For example, in May of 2025, we completed the acquisition of Fabric Genomics. The integration of acquired businesses involves significant risks and uncertainties, including difficulties in integrating operations, technologies, systems, realizing anticipated synergies or strategic benefits and managing increased operational complexity. If we are unable to successfully integrate acquired businesses or realize the expected benefits of such transactions, our business, financial condition, and results of operations could be adversely affected.
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
We may also consider disposing of assets or business in the future. Dispositions may similarly involve risks associated with the potential disruption of our ongoing business and distraction of our management team, and the anticipated benefits and cost savings of these transactions may not be realized fully, or at all, or take longer to realize than anticipated. In addition, dispositions may involve our continued financial involvement in a divested business, such as through continuing equity ownership, transition service agreements, guarantees, indemnities or other current or contingent financial obligations. Under these arrangements, performance by the acquired or divested business, or other conditions outside our control, could affect our future financial results.
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
Changes in FDA oversight for laboratory developed tests LDTs could subject our operations to much more significant regulatory requirements.
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
A breakthrough device designation by the FDA, even though granted, may not lead to a faster development, regulatory review or authorization, nor a designation increase the likelihood that any of our product candidates will receive regulatory authorization in the United States.
In October 2025, we received Breakthrough Device Designation from the FDA for the “Breakthrough Device Designation Indications” using our ExomeDxTM and GenomeDxTM tests. Breakthrough Device Designation provides certain benefits, including more interactive and timely communications with FDA staff, potential use of post-market data collection to facilitate expedited development and review, opportunities for more efficient and flexible clinical study design, and prioritized review of premarket submissions. However, there can be no guarantee that these benefits will materialize or significantly impact our development and regulatory authorization process. We may not experience a faster development process, review, or authorization compared to conventional FDA procedures. Breakthrough Device Designation does not alter the regulatory standards for marketing authorization or guarantee that we will ultimately obtain FDA authorization for the Breakthrough Device Designation Indications using our ExomeDxTM and GenomeDxTM tests. Furthermore, the FDA may rescind Breakthrough Device Designation if it believes that the designation is no longer supported by data from our clinical development program. As with all FDA marketing authorizations, we will need to continue to comply with applicable regulations and standards, which may change over time.

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
If we or our partners fail to comply with these laws and regulations, it could incur significant fines and penalties and our reputation and prospects could suffer. Additionally, any such partners could be forced to cease offering our products and services in certain jurisdictions, which could materially disrupt our business. An adverse outcome could include us being required to pay treble damages, incur civil and criminal penalties, paying attorneys’ fees, entering into a corporate integrity agreement, being excluded from participation in government healthcare programs, including Medicare and Medicaid, and other adverse actions that could materially and adversely affect our business, financial condition and results of operations.
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

We are also required to comply with applicable state privacy, security and breach notification laws and regulations, which may be more stringent than federal HIPAA requirements. In addition, for healthcare data transfers from other countries relating to citizens and/or residents of those countries, we are also required to comply with the laws of those countries. Furthermore, on December 1, 2022, the U.S. Department of Health and Human Services, Office for Civil Rights (“OCR”) issued a Bulletin highlighting the obligations of HIPAA covered entities and business associates with respect to the use of online tracking technologies. OCR updated this Bulletin on March 18, 2024. To the extent that a covered entity or business associate permits a tracking technology vendor to collect PHI of its customers, the parties must enter into a business associate agreement. In addition, the PHI collected may only be used for treatment or health care operation purposes, in accordance with HIPAA. The PHI cannot be used for marketing purposes that are not connected with treatment or health care operations, absent a HIPAA compliant authorization from each customer whose information is being shared.
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

In 2018, Congress passed the Eliminating Kickbacks in Recovery Act (“EKRA”), as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. Similar to the Anti-Kickback Statute, EKRA imposes criminal penalties for knowing or willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing (among other healthcare services) unless a specific exception applies. However, unlike the Anti-Kickback Statute, EKRA is not limited to services covered by federal or state healthcare programs but applies more broadly to services covered by “healthcare benefit programs,” including commercial insurers. As currently drafted, EKRA potentially expands the universe of arrangements that could be subject to government enforcement under federal fraud and abuse laws. In addition, while the Anti-Kickback Statute includes certain exceptions that are widely relied upon in the healthcare industry, including safe harbors applicable to certain employees and personal service contracts, not all of those same exceptions apply under EKRA. EKRA expressly does not protect employee compensation that varies by the number of individuals referred to a laboratory, the number of tests performed by a laboratory, or the amount billed to or received from a health benefit program from individuals referred to a laboratory. Because EKRA is a relatively new law, there is no agency guidance and only a few courts have addressed the application of EKRA and those courts reached opposite conclusions on the issue of whether laboratory payments to employees for sales and marketing activities implicate or violate EKRA. Given the conflicting opinions, we cannot be assured that courts in our jurisdiction will reach the same conclusion or that the decision will not be overturned if there is an appeal. We cannot assure you that our relationships with healthcare providers, hospitals, customers, our own sales representatives, or any other party will not be subject to scrutiny or will survive regulatory challenge under EKRA or other anti-kickback laws.
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
•the CCPA, and similar consumer privacy laws in other states, which, among other things, regulate how subject businesses may collect, use, disclose and/or sell the personal information of consumers who reside in each state, affords rights to consumers that they may exercise against businesses that collect their information, and requires implementation of reasonable security measures to safeguard personal information of consumers;
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
Healthcare reform laws, including the Patient Protection and Affordable Care Act (“ACA”) and PAMA, are significantly affecting the U.S. healthcare and medical services industry. Existing legislation, and possible future legal and regulatory changes, including potential repeal or modification of the ACA, elimination of penalties regarding the individual mandate for coverage, or approval of health plans that allow lower levels of coverage for preventive services, could materially change the structure and finances of the health insurance system and the methodology for reimbursing medical services, drugs and devices, including our current and future products and services. The ACA has also been the subject of various legal challenges, and if the plaintiffs in any case challenging the ACA are ultimately successful, insurance coverage for our tests could be materially and adversely affected. Any change in reimbursement policy could result in a change in patient cost-sharing, which could adversely affect a provider’s willingness to prescribe and patient’s willingness and ability to use our tests and any other product or service we may develop. Healthcare reforms, which may intend to reduce healthcare costs, may have the effect of discouraging third-party payors from covering certain kinds of medical products and services, particularly newly developed technologies, or other products or tests we may develop in the future. We cannot predict whether future healthcare reform initiatives will be implemented at the federal or state level or the effect any such future legislation or regulation will have on it. The taxes imposed by new legislation, cost reduction measures and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, which may adversely affect our business, financial condition and results of operations.
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
The sale and use of our solutions, products and services could lead to product or professional liability claims, including class action lawsuits, and the growth in the sale and use of our solutions, products and services could lead to greater exposure to product or professional liability claims. We may also be subject to liability for errors in the test results, including health information it provides to healthcare providers or patients or for a misunderstanding of, or inappropriate reliance upon, the information it provides. Claims could also arise out of clinical studies we may conduct or any of our other activities. A product or professional liability claim could result in substantial damages, be costly and time consuming to defend, and cause material harm to our business, reputation or financial condition. We cannot assure you that our liability insurance would protect our assets from the financial impact of defending a product or professional liability claim. Any claim brought against us, with or without merit, could increase our liability insurance rates or prevent it from securing insurance coverage in the future.

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
As our business grows, we are required to comply with increasingly complex taxation rules and practices. We are subject to tax in multiple U.S. tax jurisdictions and may be subject to foreign tax jurisdictions in the future. The development of our tax strategies requires additional expertise and may impact how we conduct our business. Our future effective tax rates could be unfavorably affected by changes in, or interpretations of, tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets and liabilities. Furthermore, we provide for certain tax liabilities that involve significant judgment. We are and may be subject to the examination of our tax returns by federal, state and foreign tax authorities. If our tax strategies are ineffective or not in compliance with domestic and international tax laws, as applicable, our financial position, operating results and cash flows could be adversely affected.
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
We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. In this regard, we have applied, and we intend to continue applying, for patents covering such aspects of our technologies as we deem appropriate. However, we expect that potential patent coverage we may obtain will not be sufficient to prevent substantial competition. In this regard, we believe it is probable that others will independently develop similar or alternative technologies or design around those technologies for which we may obtain patent protection. In addition, there is no guarantee that any patent applications we file will result in issued patents; and, even if issued patents are obtained, they remain subject to third-party contestation via post-grant patent challenges. Questions as to inventorship or ownership may also arise. Any finding that our patents or applications are unenforceable or invalid would harm our ability to prevent others from practicing the related technology, and a finding that others have inventorship or ownership rights to our patents and applications could require us to obtain certain rights to practice related technologies, which may not be available on favorable terms, if at all. It would be expensive, if we initiate lawsuits to protect or enforce our patents or trade secrets, or defend against third-party IP claims, and if we lose, we may lose some of our intellectual property rights. Furthermore, these lawsuits may divert the attention of our management and technical personnel.
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
From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the U.S. Patent & Trademark Office (“USPTO”) may change the standards of patentability and validity of patents within the screening and diagnostics space, and any such changes could have an impact on our business.
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
Failure to maintain our trademark registrations, or to obtain new trademark registrations in the future, could limit our ability to protect our trademarks and impede our marketing efforts, including our efforts on GeneDx InfinityTM, in the countries in which we operate. We may not be able to protect our rights to trademarks and trade names which we may need to build name recognition with potential partners or customers in our markets of interest. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive and time-consuming, and possibly unsuccessful. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to infringe on other marks.
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
Our success depends in part on our non-infringement of the patents or intellectual property rights of third parties, and our ability to successfully prevent third parties from infringing our intellectual property. We operate in a crowded technology area in which there has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the genetic diagnostics industry. Third parties, including our competitors, have asserted and may in the future assert that we are infringing their intellectual property rights. We may also become subject to and/or initiate future intellectual property litigation as our IP and product portfolio and the level of competition in our industry grow.
Because the USPTO maintains patent applications in secrecy until a patent application publishes, which is typically 18 months after the filing date, we have no way of knowing if others may have filed patent applications covering technologies used by it or our partners during this non-publication window. Additionally, there may be third-party patents, and other intellectual property rights relevant to our technologies that may block us from commercializing our technologies. From time-to-time, we have received correspondence from third parties alleging to hold intellectual property rights that could block our development or commercialization of products. While none of these inquiries to date have had any material effect on us, we may receive inquiries in the future that could have a material effect on our business. Even if third-party claims are without merit, defending a lawsuit may result in substantial expense to us and may divert the attention of management and key personnel. In addition, we cannot provide assurance that we would prevail in any such suits to the extent necessary to conduct our business according to our strategic plan or that the damages or other remedies, if any, awarded against us would not be substantial. Claims of intellectual property infringement may require that we, or our strategic partners, enter into unsustainably high royalty or license agreements with third parties that may only be available on unacceptable terms, if at all. In addition, we could experience delays in product introductions or sales growth while we attempt to develop non-infringing alternatives. These claims could also result in injunctions against the further development and commercial sale of services or products containing our technologies, which would have a material adverse effect on our business, financial condition and results of operations.
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
The development and commercialization of our products and services rely, directly or indirectly, upon strategic collaborations and licensing agreements with third parties. Such arrangements provide us with intellectual property and other business rights crucial to our product development and commercialization. We have incorporated licensed technology into our tests. Our dependence on licensing, collaboration and other similar agreements with third parties may subject it to a number of risks. There can be no assurance that any current contractual arrangements between us and third parties or between our strategic partners and other third parties will be continued on materially similar terms and will not be breached or terminated early. Any failure to obtain or retain the rights to necessary technologies on acceptable commercial terms could require us to re-configure our products and services, which could negatively impact their commercial sale or increase the associated costs, either of which could materially harm our business and adversely affect our future financial condition and results of operations.
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
Data privacy and security concerns relating to our technology, including our use of AI, and our practices could damage our reputation, subject it to significant legal and financial exposure, and deter current and potential users or customers from using our products and services. Software bugs or defects, security breaches, and attacks on our systems could result in the improper disclosure and use of user data and interference with our users and customers’ ability to use our products and services, harming our business operations and reputation.
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
While we have dedicated significant resources to privacy and security incident response capabilities, including dedicated incident response teams, our response process may not be adequate, may fail to accurately assess the severity of an incident, may not respond quickly enough, or may fail to sufficiently remediate an incident. As a result, we may suffer significant legal, reputational, or financial exposure, which could harm our business, financial condition, and operating results.
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
As a public company, we incur significant legal, accounting and other expenses associated with public company reporting requirements. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) as well as rules implemented by the SEC and the Nasdaq Stock Market (“Nasdaq”) impose a number of requirements on public companies, including with respect to corporate governance practices. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require the company’s compliance. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, includes significant corporate governance and executive-compensation-related provisions. Our management and other personnel will need to devote a substantial amount of time to these compliance and disclosure obligations. If these requirements divert the attention of our management and personnel from other aspects of our business concerns, they could have a material adverse effect on our business, financial condition and results of operations. Moreover, these rules and regulations applicable to public companies substantially could increase our legal, accounting and financial compliance costs, require that we hire additional personnel and make some activities more time consuming and costly.
Further, as a result of no longer being an emerging growth company, we will incur significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act and rules implemented by the SEC. The cost of compliance with Section 404 of the Sarbanes-Oxley Act has required, and will continue to require, us to incur substantial expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. We have also previously taken advantage of the reduced disclosure requirements of the Jumpstart Our Business Startups Act applicable to emerging growth companies regarding executive compensation disclosures and exemption from the requirements of holding advisory “say-on-pay” votes on executive compensation. We are no longer eligible for such reduced disclosure requirements and exemptions and, as such, we will be required to hold a “say-on-pay” vote and a “say-on-frequency” vote at our 2026 annual meeting of stockholders. We expect that the increased disclosure requirements will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees, and fees associated with investor relations activities, among others.

The market price of our securities may be volatile or decline due to market conditions, or failure to meet investor, stockholder or analyst expectations, which could result in a loss of your investment.
The trading price and valuation of life sciences companies, including ours, have been and may continue to be highly volatile, which has often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable.
Future volatility in the market price for our securities may occur in response to factors beyond our control, including actual or anticipated fluctuations in our quarterly financial results, changes in market expectations regarding our operating performance, public reaction to our press releases and SEC filings, competitive developments, changes in financial estimates or recommendations by securities analysts which may result in the loss of investor confidence, and general economic and political conditions. These risk factors, and any other risk factors described in this Annual Report, could materially adversely affect our business and the market price of our securities, which may trade at prices significantly below the price paid for them and may not recover. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or settle litigation. In particular, on September 7, 2022, a shareholder class action lawsuit was filed in the U.S. District Court for the District of Connecticut against the Company and certain of the Company’s current and former officers. In addition, on November 28, 2023, a stockholder filed a lawsuit in the U.S. District Court for the District of Delaware against, among other parties, certain of the Company’s current and former officers and directors and on June 25, 2024 and August 15, 2025, substantially similar stockholder derivative suits were filed in federal court in the District of Connecticut and District of Delaware, respectively. During the first quarter of 2026, we reached an agreement in principle to resolve all claims for approximately $4.8 million. See also Note 11, “Purchase Commitments and Contingencies” to our consolidated financial statements for more information.
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
We have identified a material weakness in our internal control over information technology general controls, or “ITGCs”. If remediation of the material weakness is not effective, or if we fail to maintain effective internal control over financial reporting, we could have material misstatements in our financial statements, which could have a significant and adverse effect on our business and reputation.
A material weakness is defined by the Public Company Accounting Oversight Board (the “PCAOB”) as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As further detailed in Item 9A. Controls and Procedures, we identified a material weakness in internal control related to deficiencies in the design and operating effectiveness of IT general controls related to segregation of duties in the program change management process for a single IT system that supports certain aspects of our revenue processes as of December 31, 2025. As a result, certain automated controls and business process controls related to recording revenue that are dependent on the affected IT system or the information from such IT system were also deemed ineffective. Although we have not identified any errors or misstatements in our consolidated financial statements as a result of this material weakness, these deficiencies created a reasonable possibility that a material misstatement of our annual or interim financial statements would not have been prevented or detected on a timely basis as of December 31, 2025.
We are committed to the remediation of the material weakness described above, as well as the continued improvement of our internal control over financial reporting. Our remediation efforts related to the material weakness are described in Item 9A. Controls and Procedures. While we believe that the measures already designed and implemented will be sufficient, the material weakness, in the aggregate, will not be considered fully remediated until all aspects of the control operate for a sufficient period of time and we have concluded, through testing, that these controls are operating effectively.
Any failure to remediate the material weakness, or the identification of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements that may continue undetected, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. We are also required to disclose changes made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting on a quarterly basis. To comply with the requirements of being a public company, we have undertaken, and may need to further undertake in the future, various actions, such as implementing new internal controls and procedures and hiring additional accounting staff.
As a public company, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition and operating results.
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
These provisions do not apply to actions brought to enforce a duty or liability created under the Exchange Act or any other claim for which federal courts have jurisdiction. Furthermore, in accordance with our Bylaws, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. will be, to the fullest extent permitted by law, the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to these provisions in our Charter and our Bylaws.
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
Entities affiliated with Casdin Partners Master Fund, L.P. (“Casdin Partners”), and Corvex Management, L.P. (“Corvex Management”) are some of our significant stockholders, which owned approximately 11%, and 12%, respectively, of our outstanding shares of our Class A common stock as of December 31, 2025. In addition, Mr. Eli D. Casdin, one of our directors, is affiliated with Casdin Partners and CMLS Holdings, LLC (“CMLS Holdings”) and Mr. Keith Meister, one of our directors, is affiliated with Corvex Management and CMLS Holdings.
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
As of December 31, 2025, our public warrants were exercisable for 457,323 shares of Class A common stock at $379.50 per share, and our private warrants were exercisable for 209,192 shares of Class A common stock at $379.50 per share. The additional shares of our Class A common stock issuable upon exercise of our warrants will result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock.
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
Included on our consolidated balance sheet as of December 31, 2025, are liabilities related to our public and private warrants which are each remeasured at fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the consolidated statements of operations and comprehensive loss. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period in our results of operations and that the amount of such gains or losses could be material. If the price of our Class A common stock decreases, we expect we would recognize non-cash gains on our warrants in future reporting periods.
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
We had 29,245,296 shares of Class A common stock outstanding as of December 31, 2025. We have filed a registration statement which registers the offer and sale from time to time by certain selling stockholders of up to 10,803,779 shares of our Class A common stock. To the extent shares of our Class A common stock are sold into the market pursuant to an effective registration statement, under Rule 144 under the Securities Act or otherwise, particularly in substantial quantities, the market price of our Class A common stock could decline.
There is no guarantee that the public warrants will ever be in the money, and they may expire worthless and the terms of our public warrants may be amended.
The exercise price for the public warrants is $379.50 per share of Class A common stock and expire pursuant to their terms on July 22, 2026. There is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the public warrants may expire worthless.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The Company is committed to maintaining the trust and confidence of our customers, healthcare providers, clients, business partners and employees through a cybersecurity program focused on protecting the confidentiality, security and availability of the information that we collect and store. We actively identify, prevent, detect and mitigate cybersecurity threats and are positioned to effectively respond to cybersecurity incidents. Key components of our cybersecurity program include:
Risk Management and Strategy
We conduct regular assessments of cybersecurity risks, continuously monitor our information systems for potential vulnerabilities, and test these systems in accordance with established cybersecurity policies, processes, and practices that are integrated within our comprehensive risk management program. To safeguard our information systems against cyber threats, we employ an array of security tools designed to identify, escalate, investigate, resolve, and facilitate timely recovery from security incidents. Our approach involves evaluating cybersecurity risks based on both their likelihood and potential impact to critical business systems and operations. High-priority cybersecurity risks are incorporated into our overall risk management framework, each accompanied by a dedicated mitigation plan. Progress on these mitigation efforts is reported to the Enterprise Risk Committee, a management committee, and monitored as part of our broader risk management initiatives, which are overseen by our Board of Directors. We partner with third-party entities, including cybersecurity assessors, consultants, and other external experts, to evaluate the effectiveness of our prevention and response mechanisms, validate identified risks, and support the development and implementation of mitigation strategies as needed. Additionally, we have established due diligence procedures for third parties with whom we engage, ensuring oversight and identification of material risks arising from cybersecurity threats associated with their services, particularly those related to cybersecurity functions.
To date, the Company is not aware of any cybersecurity risks—including those stemming from previous incidents—that have materially impacted, or are reasonably likely to materially impact, our business strategy, results of operations, or financial condition.
For more information on our cybersecurity risks, see “Risk Factors—Risks Related to Cybersecurity, Privacy and Information Technology”.
Governance
Our Board of Directors provides oversight of our risk management processes, including those related to cybersecurity, both directly and through designated committees. The Audit Committee is responsible for supervising our risk management program, focusing on key risks across short-, intermediate-, and long-term horizons. Throughout the year, Audit Committee meetings address specific areas of risk, including those associated with cybersecurity threats. The Audit Committee routinely reviews our cybersecurity risk profile in collaboration with management, including the Enterprise Risk Committee, a management committee. We maintain a risk-based approach to cybersecurity, implementing comprehensive policies across our operations aimed at addressing and mitigating cybersecurity threats and incidents. The Company’s Chief Information Security Officer (“CISO”) oversees the establishment and ongoing maintenance of our cybersecurity program and is responsible for assessing and managing cybersecurity risks. Our current CISO brings over 25 years of experience in technology and information security, including more than 12 years in senior roles within large hospitals and healthcare organizations, and holds the requisite education, skills, experience, and industry certifications essential for this position. The CISO delivers periodic updates regarding our cybersecurity risk profile to the Audit Committee of the Board of Directors.
Artificial Intelligence
Artificial intelligence (“AI”) has the capacity to significantly advance various sectors of work. We are actively enhancing and expanding our offerings through AI technologies, including through the use of Fabric Genomics’ AI-based platform for Next Generation Sequencing analysis, which provides interpretation and clinical reporting for rare disease, hereditary risk, and cancer testing. In addition, we are exploring strategic partnerships with third parties to provide more comprehensive solutions for providers and patients. Our commitment to leveraging AI’s capabilities is matched by our dedication to safeguarding patient data in compliance with relevant data privacy regulations, as outlined in the Company’s AI Guidelines. For more information on potential risks related to AI, see “Risk Factors—We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.”

Item 2. Properties
Properties for our core operations include our corporate office and headquarters located in Stamford, Connecticut, our primary operating laboratory located in Gaithersburg, Maryland, corporate office space in Oakland, California, and a satellite meeting space located in New York City; each are leased spaces with an aggregate of approximately 120,000 square feet. The lease agreements for these properties expire in 2034, 2031, 2029, and 2026, respectively.
As previously disclosed, we exited our reproductive health and somatic tumor testing business in 2022. We are actively marketing for sublet our two laboratories in Connecticut as well as a portion of our headquarters in Stamford, Connecticut. The lease agreements for these properties expire in 2030, 2034, and 2036, respectively. During the third quarter of 2025, we entered into an agreement to sublet a portion of our headquarters in Stamford, Connecticut.
We believe that our current facilities are suitable and adequate to meet our current needs. See Note 10, “Leases” to our consolidated financial statements for more information on our future lease obligations.
Item 3. Legal Proceedings
Information regarding legal proceedings can be found in Note 11, “Purchase Commitments and Contingencies” to our consolidated financial statements.
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock and public warrants are listed on the Nasdaq Global Select Market under the symbols “WGS” and “WGSWW,” respectively.
Holders
As of February 17, 2026, there were 33 record holders of our Class A common stock and 5 record holders of our public warrants, based upon information received from our transfer agent. However, these numbers do not reflect beneficial owners whose shares were held of record by nominees or broker dealers. We believe a substantially greater number of beneficial owners hold shares of our Class A common stock or public warrants through brokers, banks, or other nominees.
Dividend Policy
We have never paid any cash dividends on our capital stock. We anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business. In addition, the terms of our credit agreement with Perceptive restrict us from paying cash dividends. Therefore, we do not expect to pay cash dividends for the foreseeable future.
Stock Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
The graph below compares total stockholder return on our common stock from December 31, 2020 through December 31, 2025 with the cumulative total return of the NASDAQ Composite Index and NASDAQ Biotechnology Index, assuming a $100 investment made on December 31, 2020. Each of the measures of cumulative total return assumes reinvestment of dividends, if applicable. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, possible future performance of our common stock.

(1)GeneDx Holdings Corp. was incorporated as CM Life Sciences, Inc. (NASDAQ: CMLS) in 2020 and, upon completion of a business combination in 2021, was renamed Sema4 Holdings Corp. Pursuant to a Certificate of Amendment filed with the State of Delaware on January 6, 2023, the Company changed its name to GeneDx Holdings Corp., (NASDAQ: WGS) effective January 9, 2023.
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
Overview
See Note 1, “Organization and Description of Business” to our consolidated financial statements for further information.
Factors Affecting Our Operating Performance
We believe several important factors have impacted, and will continue to impact, our performance and results of operations. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See “Item 1A. Risk Factors” for more information.
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
We believe the number of resulted exome and genome tests in any period is important and useful to our investors because it directly correlates with long-term patient relationships and the size of our genomic database. During the year ended December 31, 2025, we resulted 97,271 exome and genome tests, which represented 43% of all test results, compared to the years ended December 31, 2024 and 2023, in which we resulted 74,547 and 49,439 exome and genome tests, which represented 33% and 22%, respectively, of all test results.
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
Third-party payors may decide to deny payment or seek to recoup payments for tests performed by us that they contend were improperly billed, not medically necessary or against their coverage determinations, or for which they believe they have otherwise overpaid. As a result, we may be required to refund payments already received, and our revenues may be subject to retroactive adjustment as a result of these factors, among others.
We expect to continue to focus our resources on increasing the adoption of, and expanding coverage and reimbursement for, exome and genome, and any future tests we may develop or acquire. If we fail to expand and maintain broad adoption of, and coverage and reimbursement for, our tests, our ability to generate revenue and our future business prospects may be adversely affected.

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
In addition, with the acquisition of Fabric Genomics, we generate revenues through software and interpretation services related to rare disease, hereditary risk, and cancer testing. Our customers include clinical laboratories, hospitals, and research institutions. Our ability to increase this revenue will depend on our ability to expand our customer base among hospitals and genomic centers, along with increased adoption of whole genome sequencing and AI-enabled interpretation in clinical workflows.

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
Results of Operations
A discussion regarding our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 20, 2025.

Comparison of the Years Ended December 31, 2025 and 2024
The following table sets forth our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenue
Diagnostic test revenue	$416,668	$302,157	$114,511	38%
Other revenue	10,871	3,293	7,578	NM
Total revenue	427,539	305,450	122,089	40%
Cost of services	129,366	111,053	18,313	16%
Gross profit	298,173	194,397	103,776	53%
Research and development	72,026	45,722	26,304	58%
Selling and marketing	88,405	67,371	21,034	31%
General and administrative	150,819	104,517	46,302	44%
Loss from operations	(13,077)	(23,213)	10,136	(44)%

Non-operating expenses, net
Change in fair value of financial liabilities	(1,204)	(13,370)	12,166	(91)%
Interest expense, net	(2,539)	(3,032)	493	(16)%
Other expense, net	(4,317)	(13,014)	8,697	(67)%
Total non-operating expense, net	(8,060)	(29,416)	21,356	(73)%
Loss before income taxes	(21,137)	(52,629)	31,492	(60)%
Income tax benefit	116	343	(227)	(66)%
Net loss	$(21,021)	$(52,286)	$31,265	(60)%
NM – Not Meaningful
Revenue
Total revenue increased by $122.1 million, or 40%, to $427.5 million for the year ended December 31, 2025, from $305.5 million for the year ended December 31, 2024.
Diagnostic test revenue increased by $114.5 million, or 38%, to $416.7 million for the year ended December 31, 2025, from $302.2 million for the year ended December 31, 2024. The increase was attributable to a $126.8 million increase in exome and genome sequencing revenues driven by a 30% increase in test volumes and an 18% increase in average reimbursement rates. This increase was partially offset by lower revenue from non‑core hereditary cancer tests, which were phased out by the end of 2025.

Other revenue increased by $7.6 million, to $10.9 million for the year ended December 31, 2025, from $3.3 million for the year ended December 31, 2024. The increase reflects $3.4 million of non-testing revenue from the recently acquired Fabric Genomics operating segment and the continued expansion of data and bio pharma programs.
Gross Profit
Gross profit increased by $103.8 million for the year ended December 31, 2025, driven by a combination of a shift in test mix to more profitable whole exome and genome tests, improvement in exome average reimbursement rates, and continued cost per test leverage.
Research and Development
Research and development expenses increased by $26.3 million, or 58%, to $72.0 million for the year ended December 31, 2025, from $45.7 million for the year ended December 31, 2024. The increase was primarily attributable to compensation related costs of $24.3 million, which reflects an investment to expand our product development team and the inclusion of research and development costs of Fabric Genomics.

Selling and Marketing
Selling and marketing expenses increased by $21.0 million, or 31%, to $88.4 million for the year ended December 31, 2025, from $67.4 million for the year ended December 31, 2024. The increase was primarily attributable to higher compensation related costs of $16.5 million, which reflects our investment to support growth in our commercial team, as well as the inclusion of selling and marketing costs of Fabric Genomics.
General and Administrative
General and administrative expenses increased by $46.3 million, or 44%, to $150.8 million for the year ended December 31, 2025, from $104.5 million for the year ended December 31, 2024. The increase was primarily attributable to increased compensation related costs of $33.0 million, higher legal, compliance and consultant related costs of $9.5 million, higher IT software and infrastructure costs of $6.1 million and increased amortization expense for acquired intangible assets established in connection with purchase accounting. These increases were partially offset by a one-time sales-and-use tax refund of $8.4 million.
Non-Operating Expense, Net
Non-operating expense, net of $8.1 million for the year ended December 31, 2025 primarily reflected a legal settlement of $4.8 million and a non-cash charge of $1.2 million to account for the increase in fair value of our financial liabilities. Net interest expense for the year ended December 31, 2025 was $2.5 million.
Non-operating expense, net of $29.4 million for the year ended December 31, 2024 primarily reflected a legal settlement, net of insurance, of $12.8 million, a non-cash charge of $10.1 million associated with the exercise of the Perceptive warrant and a non-cash charge of $3.3 million to account for the increase in fair value of our financial liabilities. Net interest expense for the year ended December 31, 2024 was $3.0 million.
See Note 5, “Fair Value Measurement”, Note 9, “Long-Term Debt” and Note 11, “Purchase Commitments and Contingencies” to our consolidated financial statements for further information.
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
The following is a reconciliation of revenue to our adjusted gross profit and adjusted gross margin for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Revenue	$427,539	$305,450	$202,566
Cost of services	129,366	111,053	112,560
Gross profit	298,173	194,397	90,006
Gross margin	69.7%	63.6%	44.4%
Add:
Depreciation and amortization expense	$5,369	$4,047	$4,350
Stock-based compensation expense	791	431	(1,217)
Restructuring costs	5	54	139
Adjusted gross profit	$304,338	$198,929	$93,278
Adjusted gross margin	71.2%	65.1%	46.0%
Adjusted Net Income (Loss)
Adjusted net income (loss) is a non-GAAP financial measure that we define as net income adjusted for depreciation and amortization, stock-based compensation expenses, restructuring costs, impairment loss, change in fair value of financial liabilities, interest expense (income), net, income tax expense (benefit), net, and other (income) expense, net. We believe adjusted net income (loss) is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain factors that may vary from company to company for reasons unrelated to overall operating performance.
The following is a reconciliation of our net loss to adjusted net income (loss) for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024		2023
Net loss	$(21,021)	$(52,286)		$(175,767)
Depreciation and amortization	25,224	21,953	—	33,734
Stock-based compensation expense	32,162	9,138	—	(326)
Restructuring costs	1,275	1,752	—	6,532
Impairment loss (1)	—	—		10,402
Change in fair value of financial liabilities	1,204	13,370		(1,170)
Interest expense (income), net	2,539	3,032		(1,114)
Income tax benefit	(116)	(343)		(926)
Other (2)	542	12,789		338
Adjusted net income (loss)	$41,809	$9,405		$(128,297)
(1)Represents the impairment of certain capital and right-of-use asset leases.
(2)For the year ended December 31, 2025, represents transaction costs associated with the Merger Agreement, a reserve for a certain litigation matter and a sales-and-use tax refund. For the year ended December 31, 2024, represents reserves net of insurance for a certain litigation matter. For the year ended December 31, 2023, represents a gain recognized on the sale of certain assets sold as a result of an auction, principal loan forgiveness under the amendment to the DECD loan, and contract termination costs associated with the now discontinued Legacy Sema4 business.

Liquidity and Capital Resources
As of December 31, 2025, our existing cash and cash equivalents and available-for-sale marketable securities were $171.3 million.
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
In October 2025, we filed an automatic universal shelf registration statement that provides for the sale of our Class A common stock and other securities, and up to an aggregate of $100.0 million of our Class A common stock that may be issued from time to time under a Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”). The Sales Agreement was implemented following the use in full of a prior sales agreement for up to $75.0 million of Class A common stock with TD Cowen. As of December 31, 2025, approximately $78.2 million of capacity remained available under this Sales Agreement.
Material Cash Requirements for Known Contractual Obligations and Commitments
The following is a description of commitments for known and reasonably likely cash requirements as of December 31, 2025. We anticipate fulfilling such commitments with our existing cash and cash equivalents and available-for-sale marketable securities or through additional capital raised to finance our operations.
Our future minimum payments under non-cancellable operating lease and finance lease agreements were $57.2 million and $29.2 million, respectively as of December 31, 2025. The timing of these future payments, by year, can be found in Note 10, “Leases” to our consolidated financial statements.
As discussed in the notes to our consolidated financial statements, in 2022, we entered into an agreement with one of our third-party payors to settle for $42.0 million claims related to coverage and billing matters allegedly resulting in overpayments by the payor to Legacy Sema4. As of December 31, 2025, remaining payments due to the payor were $2.0 million. For more information regarding this matter, see Note 4, “Revenue Recognition” to our consolidated financial statements.
Our future contractual purchase commitments were $35.7 million as of December 31, 2025. The timing of these future payments, by year, can be found in Note 11, “Purchase Commitments and Contingencies” to our consolidated financial statements.
Cash Flows

	Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in) operating activities	$33,279	$(28,496)	$(180,147)
Net cash used in investing activities	(61,517)	(30,132)	(43,726)
Net cash provided by financing activities	48,025	44,162	186,238
Operating Activities
Net cash provided by operating activities during the year ended December 31, 2025 was $33.3 million, driven by improved gross margin profitability in the current year and favorable net working capital attributable to the timing of collections and payments associated with operating assets and liabilities.
Net cash used in operating activities during the year ended December 31, 2024 was $28.5 million, driven by lower cash expenditures in the current year period net loss as compared with the prior year period, which reflected improved gross margin profitability, as well as the realization of cost savings from the exited Legacy Sema4 business and other cost reduction initiatives.
Net cash used in operating activities during the year ended December 31, 2023 was $180.1 million, which was primarily attributable to a net loss of $175.8 million and unfavorable working capital associated with the wind down of the Legacy Sema4 accounts payable, primarily during the second half of 2023, which was partially offset by the release of a third-party payor reserve.

Investing Activities
Net cash used in investing activities during the year ended December 31, 2025 was $61.5 million, which included $32.9 million for the acquisition of Fabric Genomics, purchases of property and equipment of $19.0 million, and net marketable securities activity of $9.6 million.
Net cash used in investing activities during the year ended December 31, 2024 was $30.1 million which included net marketable securities activity of $24.6 million and purchases of property and equipment of $5.5 million.
Net cash used in investing activities during the year ended December 31, 2023 was $43.7 million, which included net marketable securities activity of $29.9 million, purchases of property and equipment of $5.3 million, and $12.1 million in consideration held in escrow paid for the Acquisition, which was partially offset by $4.0 million of proceeds from the sale of assets.
Financing Activities
Net cash provided by financing activities during the year ended December 31, 2025 was $48.0 million, which primarily reflected proceeds from our prior at-the-market offering (“prior ATM offering”) of $46.7 million, net of issuance costs.
Net cash provided by financing activities during the year ended December 31, 2024 was $44.2 million, which included $46.5 million in proceeds from our prior ATM offering, net of issuance costs, which was partially offset by $2.7 million of finance lease payments and $0.5 million of principal payments on the DECD loan.
Net cash provided by financing activities during the year ended December 31, 2023 was $186.2 million, which was primarily driven by the $143.0 million net proceeds from the underwritten public offering and concurrent registered direct offering, net of issuance costs, and $48.5 million from the term loan facility with Perceptive (the “Perceptive Term Loan Facility”), which was partially offset by $3.6 million of finance lease payments and $2.0 million of payments on the DECD loan.
Recent Accounting Pronouncements
Information on recent accounting pronouncements can be found in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements.
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
Other Revenue
We also recognize revenue from collaboration service agreements with biopharma companies and other third parties pursuant to which we provide health information and patient identification support services. For Fabric Genomics, Other Revenue consists of clinical services billed directly to institutions, including virtual care, AI-enabled patient engagement, and genomic analysis services. Revenue is recognized when performance obligations are satisfied and collection is reasonably assured.
Business Combinations
We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values as of the business combination date, including identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. The estimated fair value of identifiable intangible assets acquired in a business combination is based on third-party valuations that use information and assumptions provided by the Company’s management, which consider estimates of inputs and assumptions that a market participant would use. Any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed is recorded to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, royalty rate, estimated cost savings, cash flows, discount rates, estimated useful lives and probabilities surrounding the achievement of contingent milestones could result in different purchase price allocations and amortization expense in current and future periods.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, available-for-sale marketable securities and restricted cash consists of bank deposits and money market funds, which totaled $172.3 million and $142.2 million at December 31, 2025 and 2024, respectively. Such interest-bearing instruments carry a degree of risk. However, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A 100-basis-point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and restricted cash.
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
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GeneDx Holdings Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GeneDx Holdings Corp. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2026 expressed an adverse opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Measurement of diagnostic test revenue billed to third-party insurance payors

Description of the Matter
During the year ended December 31, 2025, the Company recognized diagnostic test revenue billed to third-party insurance payors of $345 million. As discussed in Note 2 to the consolidated financial statements, the Company accepts payments from third-party insurance payors that are less than the contractually stated price and therefore the transaction price is considered variable consideration. Revenue for diagnostic tests billed to third-party insurance payors was recognized based on an estimate of the consideration to which the Company expects to be entitled at an amount for which it is probable that a reversal of cumulative revenue recognized will not occur.
Auditing the measurement of the Company’s diagnostic test revenue billed to third-party insurance payors was complex due to the significant judgment required to determine the amount of consideration to which the Company expects to be entitled. In particular, the estimate of diagnostic test revenue billed to third-party insurance payors was based on key inputs reflecting payor behavior such as historical collection experience, contractual provisions and insurance reimbursement policies.

How We Addressed the Matter in Our Audit
Our audit procedures over the Company’s diagnostic test revenue billed to third-party insurance payors included, among others, assessing the revenue models and testing the key inputs used by the Company in its analysis. We agreed a sample of transactions to the payor contract terms. We compared the key inputs used by management to the Company’s contracted rates and insurance payor collection trends. We assessed the completeness and accuracy of the historical cash collections used in the Company’s revenue models. We also performed a lookback analysis to assess the accuracy of the Company’s historical estimates.

Valuation of developed technology from the Fabric Genomics acquisition

Description of the Matter
As discussed in Note 3 to the consolidated financial statements, during the year ended December 31, 2025, the Company completed the acquisition of Fabric Genomics, Inc. for total consideration of $36.5 million. The transaction was accounted for under the acquisition method of accounting whereby the total purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities.
Auditing the Company's accounting for its acquisition of Fabric Genomics, Inc. required complex auditor judgment due to the significant estimation uncertainty inherent in determining the fair value of the acquired developed technology. The significant estimation uncertainty was primarily due to the judgmental nature of the inputs to the valuation techniques used to measure the fair value of this intangible asset as well as the sensitivity of the respective fair value to the underlying significant assumptions. The significant assumptions used to estimate the fair value of the acquired developed technology included revenue growth rates and EBITDA margin. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
To test the estimated fair value of the acquired developed technology, we performed audit procedures that included, among others, assessing the appropriateness of the valuation methodologies and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company. For example, we compared the revenue growth rates and EBITDA margins to the historical results of the acquired business and industry data for comparable companies. We also performed sensitivity analyses to evaluate the changes in the fair value of the developed technology asset that would result from changes in the significant assumptions. In addition, we involved internal valuation specialists to assist us in our evaluation of the valuation methodologies and certain assumptions used by the Company.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2018.
New York, New York
February 23, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GeneDx Holdings Corp.
Opinion on Internal Control Over Financial Reporting
We have audited GeneDx Holdings Corp.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, GeneDx Holdings Corp. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness associated with deficiencies in the design and operating effectiveness of IT general controls related to segregation of duties in the program change management process for a single IT system that supports certain aspects of revenue. Consequently, certain automated and business process controls that are dependent on the affected IT system or the information from such IT system were also deemed ineffective.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fabric Genomics, which is included in the 2025 consolidated financial statements of the Company and constituted approximately 1% of total assets (excluding goodwill and intangible assets) as of December 31, 2025 and 1% and 3% of total revenues and total operating expenses, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Fabric Genomics.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated February 23, 2026, which expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP
New York, New York
February 23, 2026

GeneDx Holdings Corp.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$104,997	$85,212
Marketable securities	66,285	55,973
Accounts receivable	74,370	37,629
Inventory, net	13,951	10,650
Prepaid expenses and other current assets	8,685	8,504
Total current assets	268,288	197,968
Operating lease right-of-use assets	23,412	25,613
Property and equipment, net	45,693	32,893
Goodwill	13,520	—
Intangible assets, net	168,481	158,600
Other assets	4,316	4,306
Total assets	$523,710	$419,380
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$57,645	$30,983
Short-term lease liabilities	4,404	3,336
Other current liabilities	46,859	20,498
Total current liabilities	108,908	54,817
Long-term debt, net of current portion	48,176	51,913
Long-term lease liabilities	56,046	60,919
Other liabilities	1,641	5,519
Deferred taxes	757	965
Total liabilities	215,528	174,133
Purchase commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred Stock, $0.0001 par value: 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.0001 par value: 1,000,000,000 shares authorized, 29,245,296 and 28,016,545 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	3	2
Additional paid-in capital	1,680,738	1,596,889
Accumulated deficit	(1,373,495)	(1,352,474)
Accumulated other comprehensive income	936	830
Total stockholders’ equity	308,182	245,247
Total liabilities and stockholders’ equity	$523,710	$419,380
The accompanying notes are an integral part of these consolidated financial statements.

GeneDx Holdings Corp.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share and share amounts)

	Year ended December 31,
	2025	2024	2023
Revenue
Diagnostic test revenue	$416,668	$302,157	$195,654
Other revenue	10,871	3,293	6,912
Total revenue	427,539	305,450	202,566
Cost of services	129,366	111,053	112,560
Gross profit	298,173	194,397	90,006
Research and development	72,026	45,722	58,266
Selling and marketing	88,405	67,371	60,956
General and administrative	150,819	104,517	139,021
Impairment loss	—	—	10,402
Other operating expenses, net	—	—	1,957
Loss from operations	(13,077)	(23,213)	(180,596)

Non-operating (expenses) income, net
Change in fair value of financial liabilities	(1,204)	(13,370)	1,170
Interest (expense) income, net	(2,539)	(3,032)	1,114
Other (expense) income, net	(4,317)	(13,014)	1,619
Total non-operating (expense) income, net	(8,060)	(29,416)	3,903
Loss before income taxes	(21,137)	(52,629)	(176,693)
Income tax benefit	116	343	926
Net loss	$(21,021)	$(52,286)	$(175,767)

Other comprehensive income, net of tax
Unrealized gain related to available for sale securities, net	106	405	425
Comprehensive loss	$(20,915)	$(51,881)	$(175,342)

Basic and diluted weighted average shares outstanding of Class A common stock	28,641,734	26,891,213	24,311,989
Basic and diluted net loss per share, Class A common stock	$(0.73)	$(1.94)	$(7.23)
The accompanying notes are an integral part of these consolidated financial statements.

GeneDx Holdings Corp.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par Value
Balance at December 31, 2022	11,773,065	$1	$1,378,125	$(1,124,421)	$—	$253,705
Net loss	—	—	—	(175,767)	—	(175,767)
Common stock issued pursuant to stock option exercises	50,444	—	285	—	—	285
Stock-based compensation expense	—	—	(326)	—	—	(326)
Vested restricted stock units converted to common stock	431,671	—	—	—	—	—
Issuance of common stock in registered direct offering, net of issuance costs	676,868	—	7,564	—	—	7,564
Issuance of common stock for first Milestone Payment	701,460	—	6,692	—	—	6,692
Issuance of common stock in underwritten public offering, net of issuance costs	12,315,752	1	135,438	—	—	135,439
Fractional shares issued upon reverse stock split	29,603	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	425	425
Balance at December 31, 2023	25,978,863	$2	$1,527,778	$(1,300,188)	$425	$228,017
Net loss	—	—	—	(52,286)	—	(52,286)
Common stock issued pursuant to stock option exercises	68,453	—	394	—	—	394
Common stock issued pursuant to Perceptive warrant exercise	645,414	—	12,586	—	—	12,586
Stock-based compensation expense	—	—	9,138	—	—	9,138
Vested restricted stock units converted to common stock	471,663	—	—	—	—	—
Common stock issued pursuant to employee stock purchase plan	26,773	—	497	—	—	497
Issuance of common stock in ATM offering, net of issuance costs	825,379	—	46,496	—	—	46,496
Other comprehensive income, net of tax	—	—	—	—	405	405
Balance at December 31, 2024	28,016,545	$2	$1,596,889	$(1,352,474)	$830	$245,247
Net loss	—	—	—	(21,021)	—	(21,021)
Common stock issued pursuant to stock option exercises	140,847	—	2,022	—	—	2,022
Stock-based compensation expense	—	—	32,162	—	—	32,162
Vested restricted stock units converted to common stock	638,339	1	—	—	—	1
Common stock issued pursuant to employee stock purchase plan	50,615	—	2,961	—	—	2,961
Issuance of common stock in ATM offering, net of issuance costs	398,950	—	46,704	—	—	46,704
Other comprehensive income, net of tax	—	—	—	—	106	106
Balance at December 31, 2025	29,245,296	$3	$1,680,738	$(1,373,495)	$936	$308,182
The accompanying notes are an integral part of these consolidated financial statements.

GeneDx Holdings Corp.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(21,021)	$(52,286)	$(175,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	25,224	21,953	33,734
Stock-based compensation expense	32,162	9,138	(326)
Change in fair value of financial liabilities	1,204	13,370	(1,170)
Provision for excess and obsolete inventory	135	180	3,913
Legal reserves	5,560	—	—
Change in third party payor reserves	2,449	607	(9,745)
Impairment loss	—	—	10,402
Other	3,163	3,287	(2,947)
Change in operating assets and liabilities:
Accounts receivable	(36,231)	(5,180)	10,526
Inventory	(3,436)	(2,585)	975
Accounts payable and accrued expenses	12,100	(20,524)	(49,167)
Other assets and liabilities	11,970	3,544	(575)
Net cash provided by (used in) operating activities	33,279	(28,496)	(180,147)
Investing activities
Acquisition of business, net of cash acquired	(32,856)	—	—
Consideration on escrow paid for Legacy GeneDx acquisition	—	—	(12,144)
Purchases of marketable securities	(55,676)	(66,302)	(47,670)
Proceeds from sales of marketable securities	2,062	601	—
Proceeds from maturities of marketable securities	43,970	41,060	17,765
Purchases of property and equipment	(19,017)	(5,491)	(5,250)
Proceeds from sales of assets	—	—	4,034
Development of internal-use software assets	—	—	(461)
Net cash used in investing activities	(61,517)	(30,132)	(43,726)
Financing activities
Proceeds from offerings, net of issuance costs	46,704	46,496	143,002
Proceeds from issuance of stock pursuant to employee stock purchase plan	2,961	497	—
Exercise of stock options	2,022	394	285
Long-term debt principal payments	(1,211)	(497)	(2,000)
Finance lease payoff and principal payments	(2,451)	(2,728)	(3,598)
Proceeds from long-term debt	—	—	48,549
Net cash provided by financing activities	48,025	44,162	186,238
Net increase (decrease) in cash, cash equivalents and restricted cash	19,787	(14,466)	(37,635)
Cash, cash equivalents and restricted cash, at beginning of year	86,202	100,668	138,303
Cash, cash equivalents and restricted cash, at end of year	$105,989	$86,202	$100,668
Supplemental disclosures of cash flow information
Cash paid for interest	$6,413	$6,677	$3,041
Cash paid for taxes	$1,275	$1,167	$1,465
Purchases of property and equipment in accounts payable and accrued expenses	$6,286	$2,597	$134
Stock consideration paid pursuant to exercise of Perceptive warrant	$—	$12,586	$—
Assets acquired under capital leases obligations	$—	$689	$—
Issuance of common stock for first OPKO Milestone Payment	$—	$—	$6,692
Lease liability from obtaining right-of-use asset	$—	$—	$637
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
See Note 3, “Business Combinations” for more information regarding the Merger.
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
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. The Company bases these estimates on current facts, historical and anticipated results, trends and various other assumptions that it believes are reasonable in the circumstances, including assumptions as to future events. These estimates include, but are not limited to, the transaction price for certain contracts with customers, potential or actual claims for recoupment from third-party payors, the valuation of stock-based awards, the valuation of financial liabilities and income taxes. Actual results could differ materially from those estimates, judgments and assumptions.
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
The Company assesses both the self-pay patient and the third-party payor group that reimburses the Company on the patient’s behalf and institutional billed clients when evaluating concentration of credit risk from customers. Significant patients and payor groups are those that represent more than 10% of the Company’s total annual revenues or accounts receivable balance at each respective balance sheet date. The significant concentrations of accounts receivable as of December 31, 2025 and 2024 were primarily from large managed care insurance companies, institutional billed accounts, and data arrangements. The Company does not require collateral as a means to mitigate customer credit risk.
For each significant payor group, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue			Accounts Receivable
	Year Ended December 31,			As of December 31,
	2025	2024	2023	2025	2024
Payor group A (1)	23%	22%	18%	18%	13%
Payor group B (1)	39%	32%	28%	35%	11%
(1)The significant payor groups identified in the table above represent multiple payors aggregated based on similar contract terms and reimbursement patterns. No single payor or individual client accounted for more than 10% of revenue or receivables for the current period.
The Company is subject to a concentration of risk from a limited number of suppliers for certain reagents, laboratory equipment and laboratory supplies. One supplier accounted for approximately 20%, 13%, and 11% of purchases for the years ended December 31, 2025, 2024, and 2023, respectively. Another supplier accounted for approximately 10% and 11% of purchases for the years ended December 31, 2024 and 2023, respectively. This risk is managed by maintaining a target quantity of surplus stock. Alternative suppliers are available for some or all of these reagents and supplies.
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
Diagnostic test revenue
The Company’s diagnostic test revenue contracts typically consist of a single performance obligation to deliver diagnostic testing services to the ordering facility or patient and therefore allocation of the contract transaction price is not applicable. Control over diagnostic testing services is generally transferred at a point in time when the customer obtains control of the promised service which is upon delivery of the test result.
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
For Fabric Genomics, Other Revenue consists of clinical services billed directly to institutions, including virtual care, AI-enabled patient engagement, and genomic analysis services. Revenue is recognized when performance obligations are satisfied and collection is reasonably assured.
See Note 4, “Revenue Recognition” for more information.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist of amounts invested in money market funds and debt securities. Carrying values of cash equivalents approximate fair value due to the short-term nature of these instruments. The current and long-term portions of restricted cash are included within prepaid expenses and other current assets and other assets, respectively.
Marketable Securities
Marketable securities are classified as current assets as these investments are intended to be available to the Company for use in funding current operations. Unrealized gains and losses on available for sale securities are deemed temporary and are classified in accumulated other comprehensive income within stockholders’ equity. Changes in the fair value of available for sale securities impact earnings only when such securities are sold, or an allowance for expected credit losses or impairment is recognized. The cost of marketable securities sold is based on the specific identification method. We regularly evaluate our portfolio of marketable securities for expected credit losses and impairment for any decline in fair value determined to be other-than-temporary. In making this judgment, we evaluate, among other things, the extent to which the fair value of a security is less than its amortized cost; the financial condition of the issuer, including the credit quality, and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment of whether a marketable security has a credit loss or is impaired could change in the future due to new developments or changes in assumptions related to any particular security.
See Note 5, “Fair Value Measurements” for more information.
Accounts Receivable
Accounts receivable consists of amounts due from customers and third-party payors for services performed and reflect the consideration to which the Company expects to be entitled in exchange for providing those services. Accounts receivable is estimated and recorded in the period the related revenue is recorded. During the years ended December 31, 2025, 2024, and 2023, the Company did not record provisions for credit losses. The Company wrote off $0.5 million and $0.4 million of accounts receivable balances for the years ended December 31, 2025 and 2024, respectively, and none for the year ended December 31, 2023.
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
See Note 6, “Property and Equipment” for more information.
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
See Note 3, “Business Combinations” for more information.
Goodwill
In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company’s goodwill is not amortized but is tested for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs an annual impairment review of goodwill during the fourth fiscal quarter, or more frequently if business factors indicate.
See Note 7, “Goodwill and Intangible Assets” for more information.
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
Restricted stock units granted by the Company include service-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”). All restricted stock awards are valued based on the fair value of the stock on the grant date. PRSUs represent a right to receive a certain number of shares of the Company’s Class A common stock based on the achievement of specified performance conditions and continued employment during the vesting period. At each reporting period, the Company assesses the probability of the achievement of such performance conditions and records expense for the awards if it is probable that such performance conditions will be achieved.
The Company issues new shares upon share option exercise and vesting of a restricted stock unit. Forfeitures of stock-based compensation are recognized as they occur.
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
See Note 13, “Income Taxes” for more information.
Leases
Under ASC Topic 842, Leases, the Company determines if an arrangement is or contains a lease at inception. A lease qualifies as a finance lease if any of the following criteria are met at the inception of the lease: (i) there is a transfer of ownership of the leased asset to the Company by the end of the lease term, (ii) the Company holds an option to purchase the leased asset that the Company is reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the leased asset, (iv) the present value of the sum of lease payments equals or exceeds substantially all of the fair value of the leased asset, or (v) the nature of the leased asset is specialized to the point that it is expected to provide the lessor no alternative use at the end of the lease term. All other leases are classified as operating leases.
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
All lease liabilities are measured at the present value of the associated payments, discounted using the Company’s incremental borrowing rate determined based on the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for similar term and in a similar economic environment, unless there is a rate implicit in the lease that is readily determinable. The lease liabilities are classified as current or non-current based on the expected timing of payments.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (“ASU 2025-06”). The standard establishes targeted enhancements to Subtopic 350-40 improving the operability of the recognition guidance considering different methods of software development. The update is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company plans to early adopt this pronouncement on a prospective basis effective January 1, 2026, and does not expect the adoption to have a material impact on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). The standard addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-12 on its consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes – Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard requires additional disclosures around disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance will be applied on a prospective basis. The Company adopted this pronouncement effective December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. The adoption of ASU 2023-09 did not have a material impact on the consolidated financial statements, although it did result in expanded income-tax related disclosures. See in Note 13, “Income Taxes” for more information.
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
The Company evaluated the Merger and concluded that it represented a business combination under ASC Topic 805, Business Combinations. Therefore, the Merger has been accounted for under the acquisition method of accounting. Under the acquisition method, the total purchase price of the Merger is allocated to the net tangible and identifiable intangible assets acquired, contingent consideration and liabilities assumed based on the fair value as of the Merger Date. The fair value of consideration totaled $36.5 million, which included $3.4 million in contingent consideration. See Note 5, “Fair Value Measurements” for more information on the contingent consideration liability.
The Company recorded the assets acquired, contingent consideration and liabilities assumed as of the Merger Date based on the information available as of that date. During the year ended December 31, 2025, the Company identified certain measurement period adjustments that resulted in a net increase of $0.6 million to goodwill. The Company is complete with measurement period adjustments as of December 31, 2025.

The following table presents the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed:

Purchase Price Allocation
Cash and cash equivalents	$611
Accounts receivable	510
Prepaid expenses and other current assets	29
Property and equipment, net	12
Other assets	59
Intangible assets, net	25,500
Operating lease right-of-use assets	854
Accounts payable and accrued expenses	(1,322)
Deferred revenue	(1,609)
Operating lease liability	(854)
Deferred tax liability	(774)
Fair value of net assets acquired	23,016
Goodwill (1)	13,520
Aggregate purchase price	$36,536
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
During the year ended December 31, 2025, the Company incurred $1.4 million in transaction costs associated with the acquisition. These expenses included third-party professional firms’ services related to due diligence, advisory and legal services and were included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. The Company’s results for the year ended December 31, 2025 include $4.5 million of revenue from Fabric Genomics.
The following table reflects the fair values of the acquired intangible assets identified based on the Company’s preliminary purchase accounting assessments:

	May 5, 2025	December 31, 2025	Life (in Years)
Trade names and trademarks	$4,500	$4,300	15
Developed technology	14,900	13,796	9
Customer relationships	6,100	5,810	14
	$25,500	$23,906
Pro forma financial information
The following table provides unaudited pro forma financial information for the years ended December 31, 2025, 2024, and 2023 as if the Merger had occurred as of January 1, 2023:

	Years ended December 31,
	2025	2024	2023
Pro forma revenues	$429,309	$310,907	$207,753
Pro forma net loss	(19,955)	(60,762)	(185,178)
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
4. Revenue Recognition
Disaggregated Revenue
The following table summarizes the Company’s disaggregated revenue by payor category:

	Year ended December 31,
	2025			2024			2023
	GeneDx	Other(1)	Total	GeneDx	Other(1)	Total	GeneDx	Other(1)	Total
Diagnostic test revenue:
Patients with third-party insurance	$345,235	$—	$345,235	$231,542	$3,157	$234,699	$126,265	$8,226	$134,491
Institutional customers	69,045	1,027	70,072	65,115	—	65,115	59,497	—	59,497
Self-pay patients	1,361	—	1,361	2,343	—	2,343	1,702	(36)	1,666
Total diagnostic test revenue	415,641	1,027	416,668	299,000	3,157	302,157	187,464	8,190	195,654
Other revenue	7,447	3,424	10,871	3,293	—	3,293	6,912	—	6,912
Total	$423,088	$4,451	$427,539	$302,293	$3,157	$305,450	$194,376	$8,190	$202,566
(1)For the years ended December 31, 2024 and 2023, Other represents revenues associated with the Legacy Sema4 operating segment. For the year ended December 31, 2025, Other represents revenues of the Fabric Genomics and Legacy Sema4 operating segments. See Note 16, “Segment Reporting” for more information.
Reassessment of Variable Consideration
Subsequent changes to the estimate of the transaction price, determined on a portfolio basis when applicable, are generally recorded as adjustments to revenue in the period of the change. The Company updates estimated variable consideration quarterly.
For the years ended December 31, 2025, 2024, and 2023, the total change in estimate resulted in a net increase to revenue of $17.7 million, $15.1 million, and $7.6 million respectively, resulting from changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and potential and actual settlements with third party payors. The change in estimate also included an increase in revenue related to the release of a previously established payor reserve, as further disclosed in the “Certain Payor Matters” section below. During the year ended December 31, 2024, the Company recorded a discrete benefit of $6.8 million in connection with a multi-year appeal recovery from a single third-party payor.
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

On December 30, 2022, the Company entered into a settlement agreement with one of its third-party payors (the “Payor”) in order to settle the claims related to coverage and billing matters allegedly resulting in the overpayments by the Payor to Legacy Sema4 (the “Disputed Claims”). Under the settlement agreement, $42.0 million is to be paid by the Company to the Payor in a series of payments each year through June 30, 2026. The first installment payment of $15.0 million was made on December 31, 2022, the second installment of $5.0 million was made on December 27, 2023, the third installment of $10.0 million was made on December 31, 2024, and the fourth installment of $10.0 million was made on December 31, 2025. As of December 31, 2025, the remaining balance of $2.0 million is due in 2026. In consideration for these payments, the Payor provided releases of the Disputed Claims, effective March 31, 2023.
As a result of this matter, and in connection with a review of certain billing policies and procedures undertaken by management, the Company considered the need to establish reserves for potential recoupments of payments previously made by third-party payors. As of December 31, 2025 and December 31, 2024, $5.0 million and $12.6 million of liabilities were recorded in accounts payable and accrued expenses and other liabilities, respectively. The Company uses estimates, judgments, and assumptions to assess whether it is probable that a significant reversal in the amount of cumulative revenue may occur in future periods, based upon information presently available. These estimates are subject to change. In addition, as discussed above, the Company has made certain adjustments to its estimated variable consideration as result of this matter and other potential settlements with payors.
5. Fair Value Measurements
Financial assets and liabilities are recorded at fair value on the consolidated balance sheets on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For further information regarding the Company’s fair value measurements, see Note 2, “Summary of Significant Accounting Policies”.
The following tables set forth the fair value of financial instruments that were measured at fair value on a recurring basis:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$85,381	$85,381	$—	$—
U.S. treasury bonds	32,079	—	32,079	—
Corporate and municipal bonds	33,854	—	33,854	—
Total financial assets	$151,314	$85,381	$65,933	$—

Financial Liabilities:
Public warrant liability	$755	$755	$—	$—
Private warrant liability	345	—	345	—
Contingent consideration	1,570	—	—	1,570
Total financial liabilities	$2,670	$755	$345	$1,570

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$57,907	$57,907	$—	$—
U.S. treasury bonds	30,990	—	30,990	—
Corporate and municipal bonds	25,679	—	25,679	—
Total financial assets	$114,576	$57,907	$56,669	$—

Financial Liabilities:
Public warrant liability	$2,415	$2,415	$—	$—
Private warrant liability	1,104	—	1,104	—
Total financial liabilities	$3,519	$2,415	$1,104	$—

There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2025 or 2024.
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
The Company’s marketable securities presented in the consolidated balance sheet at December 31, 2025 have maturity dates ranging from 2026 through 2028 and are classified as current assets as these investments are intended to be readily available to fund current operations. The differences between the fair value and amortized cost basis of each security are the unrealized gains or losses recorded in accumulated other comprehensive income. As of December 31, 2025, the amortized cost for maturities less than one year and greater than one year were $32.1 million and $32.8 million, respectively.
Public and Private Warrants
As of the consummation of the CMLS and Legacy Sema4 Business Combination in July 2021, there were 666,516 warrants to purchase shares of Class A common stock outstanding, including 447,223 public warrants and 219,293 private placement warrants. As of December 31, 2025, there were 666,515 warrants to purchase shares of Class A common stock outstanding, including 457,323 public warrants and 209,192 private placement warrants outstanding. Each warrant expires five years after the Business Combination or earlier upon redemption or liquidation, and entitles the holder to purchase one share of Class A common stock at an exercise price of $379.50 per share, subject to adjustment, at any time commencing on September 4, 2021.
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
The Company may redeem the outstanding warrants if the price per share of the Class A common stock equals or exceeds $330.00 as described below:
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
For the years ended December 31, 2025, 2024, and 2023, a gain of $2.4 million, loss of $3.3 million, and gain of $0.2 million was recorded within the change in the change in fair value of financial liabilities in the consolidated statements of operations and comprehensive loss, respectively.
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
The measurement period for the First Milestone Payment was completed as of December 31, 2025, and the Company determined the payment amount based on the gross revenue and gross margin achieved by Fabric Genomics for the year ended December 31, 2025.
The fair value of the Second Milestone Payment was determined based on a Monte Carlo simulation valuation model, and is categorized as Level 3 of the fair value hierarchy as the Company utilizes unobservable inputs in estimating the fair value. Estimates and assumptions utilized in the Monte Carlo simulation model include risk-adjusted forecasted revenue and gross margin, revenue and gross profit volatility rates, expected stock price volatility, and discount rates which are based on the cost of debt and equity.
The following table summarizes the Level 3 inputs used in the valuation of the contingent consideration:

	At December 31, 2025	At May 5, 2025
		Range	Weighted-average
Discount rate	3.5%	3.8% - 4.0%	3.9%
Expected term (in years)	1.3	1.0 - 2.0	1.4
Equity volatility	85.0%	107.0%	107.0%
Revenue volatility	12.5%	10.0%	10.0%
Gross margin volatility	30.0%	20.0%	20.0%
At December 31, 2025, the amount of contingent consideration liability reported in the consolidated balance sheet was $7.0 million, which consisted of $5.4 million for the First Milestone Payment and $1.6 million for the fair value of the Second Milestone Payment. During the year ended December 31, 2025, a loss of $3.6 million was recorded within the change in fair value of financial liabilities in the consolidated statements of operations and comprehensive loss.
Connecticut Department of Economic and Community Development Funding Commitment
The Company’s loan from the Connecticut Department of Economic and Community Development (“DECD”) is classified within Level 2 of the fair value hierarchy. The loan was recorded at its carrying value of $4.5 million and $5.8 million, respectively, at December 31, 2025 and December 31, 2024, with $4.5 million recorded in other current liabilities on the consolidated balance sheet at December 31, 2025. The fair value was $4.3 million, which is estimated based on discounted cash flows using the yields of similar debt instruments of other companies with similar credit profiles. See Note 9, “Long-Term Debt” for further information.

6. Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
	2025	2024
Laboratory equipment	32,197	18,267
Leasehold improvements	14,802	14,655
Computer equipment	10,951	6,912
Building under finance lease	4,529	4,529
Equipment under finance leases	689	3,293
Furniture, fixtures and other equipment	595	584
Construction in-progress	7,447	4,960
Total property and equipment	71,210	53,200
Less: accumulated depreciation and amortization	(25,517)	(20,307)
Property and equipment, net	$45,693	$32,893
For the years ended December 31, 2025, 2024, and 2023, depreciation and amortization expense was $9.6 million, $7.9 million, and $19.7 million, respectively, which included software amortization expense of $6.6 million for the year ended December 31, 2023. For intangible amortization, see Note 7, “Goodwill and Intangible Assets”.
For the year ended December 31, 2025, the Company recorded the following:
•$0.9 million charge to accelerate the depreciation for certain lab equipment that was retired during the period.
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
•$9.9 million non-cash impairment charges (of which $5.6 million was allocated to the right-of-use asset associated with the sublease), driven by indicators of impairment related to the Icahn School of Medicine at Mount Sinai (“ISMMS”) sublease agreements during the first and third quarters of 2023; and
•$1.7 million net gain on sale of assets primarily associated with the closure of Legacy Sema4 facilities.
Depreciation and amortization expense is included within the statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2025	2024	2023
Cost of services	$5,369	$4,047	$4,350
Research and development	1,181	923	6,710
Selling and marketing	—	—	2
General and administrative	3,055	2,958	8,647
Total depreciation and amortization expense	$9,605	$7,928	$19,709

7. Goodwill and Intangible Assets
The following table reflects, as of December 31, 2025 and December 31, 2024, the carrying values and remaining useful lives of acquired intangible assets:

	December 31, 2025			December 31, 2024			Weighted-Average Amortization Period (in years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Tradenames and trademarks	$54,500	$(11,658)	$42,842	$50,000	$(8,333)	$41,667	12.5
Developed Technology	62,900	(23,104)	39,796	48,000	(16,000)	32,000	5.7
Customer Relationships	104,100	(18,257)	85,843	98,000	(13,067)	84,933	16.1
Total intangible assets	$221,500	$(53,019)	$168,481	$196,000	$(37,400)	$158,600	12.8
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2025:

2026	$16,416
2027	16,416
2028	16,416
2029	16,416
2030	12,416
Thereafter	90,401
Total estimated future amortization expense	$168,481
Amortization expense for tradenames and trademarks and developed technology of $10.4 million, $9.1 million, and $9.1 million was recorded in general and administrative expenses for each of the years ended December 31, 2025, 2024, and 2023, respectively, within the consolidated statements of operations and comprehensive loss. Amortization expense for customer relationships of $5.2 million, $4.9 million, and $4.9 million was recorded in selling and marketing expenses for each of the years ended December 31, 2025, 2024, and 2023, respectively, within the consolidated statements of operations and comprehensive loss.
As discussed in Note 3, “Business Combinations”, the acquisition of Fabric Genomics resulted in the initial recognition of $12.9 million of goodwill as of the Merger Date. The purchase price allocation for acquired businesses may be modified for up to one year from the date of acquisition if additional facts or circumstances lead to changes in the Company’s preliminary purchase accounting estimates. The Company is complete with measurement period adjustments as of December 31, 2025.
The following table reflects changes to the carrying amount of goodwill between the Merger Date and December 31, 2025:

Balance at May 5, 2025	$12,926
Measurement period adjustments	594
Balance at December 31, 2025	$13,520
8. Related Party Transactions
Related party expenses include the purchase of diagnostic testing kits and lab materials from Twist Biosciences (“Twist”). Transactions with Twist are at arm’s length and represent market rates. The Company incurred $7.4 million, $10.5 million, and $3.4 million in purchases, and $6.8 million, $8.1 million, and $1.8 million was recorded in cost of services for the years ended December 31, 2025, 2024, and 2023, respectively. Payables due as of December 31, 2025 and 2024 were $0.6 million and $0.7 million, respectively.

9. Long-Term Debt
As of December 31, 2025, long-term debt matures as follows:

2026	$4,542
2027	—
2028	50,000
2029	—
2030	—
Total debt	54,542
Less: current portion of long-term debt	(4,542)
Less: long-term debt issuance costs	(1,824)
Total long-term debt, net of current portion and debt issuance costs	$48,176
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
On April 30, 2024 (the “Exercise Date”), Perceptive provided the Company with a notice to exercise the Initial Warrant Shares at an aggregate exercise price of $2.5 million and instructed the Company to withhold a number of Initial Warrant Shares as payment for the aggregate exercise price. As a result, the Company issued 645,414 shares of its Class A common stock in satisfaction of the cashless exercise in respect of the Initial Warrant Shares.
For the year ended December 31, 2024 and December 31, 2023, a loss of $10.1 million and a nominal gain was recorded, respectively, within the change in fair value of financial liabilities in the consolidated statements of operations and comprehensive loss based on re-measurement performed as of the Exercise Date.
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
During the years ended December 31, 2025 and 2024, the Company made principal payments totaling $1.2 million and $0.5 million, respectively.
During the first quarter of 2026, the Company reached an agreement with the DECD and repaid the remaining outstanding balance under the DECD Loan Agreement. As of December 31, 2025, the outstanding loan balance of the DECD loan of $4.5 million was reported within other current liabilities on the consolidated balance sheet.
10. Leases
The Company’s leases primarily consist of office and lab space, and equipment for use in its operations. Its leases generally have lease agreements which expire in 2026 to 2036, some with the option to extend. The Company includes extension options that are reasonably certain to be exercised as part of the lease terms. As of December 31, 2025, none of the Company’s lease terms included the extension option as the Company has determined that it is unlikely to exercise the extension option.
Operating Leases
The Company’s primary operating lease arrangements include leased properties for its corporate office and headquarters located in Stamford, Connecticut, its primary operating laboratory located in Gaithersburg, Maryland, a corporate office in Oakland, California, and a satellite meeting space located in New York City. The lease agreements for these properties expire in 2034, 2031, 2029, and 2026, respectively.
The Company’s operating leases also include laboratories in Branford, Connecticut and Stamford, Connecticut have ceased operations as part of the Company’s announced exits in 2022 from reproductive health and somatic tumor testing. The lease agreements for these properties expire in 2030 and 2036, respectively. These facilities as well as a portion of its headquarters located in Stamford, Connecticut are actively being marketed for sublet; however, the outstanding lease obligations remain obligations. At inception of the lease for the laboratory in Stamford, Connecticut, the value of the land was determined to be more than 25% of the total value and therefore the building is accounted for as a finance lease and the land as an operating lease.
Finance Leases
In addition to its leased laboratory building in Stamford, Connecticut noted above, the Company routinely enters into various finance lease agreements to obtain laboratory equipment that contain bargain purchase commitments at the end of the lease term. The leases are secured by the underlying equipment.

The tables below present financial information associated with the Company’s operating and finance leases as of, and for the year ended, December 31, 2025 and 2024:

		December 31,
	Classification	2025	2024
Assets
Operating lease assets	Operating lease right-of-use assets	$23,412	$25,613
Finance lease assets	Property and Equipment, net	2,905	3,173
Total lease assets		$26,317	$28,786

Liabilities
Current
Operating	Short-term lease liabilities	$3,881	$2,608
Finance	Short-term lease liabilities	523	728

Non-current
Operating	Long-term lease liabilities	$38,778	$42,698
Finance	Long-term lease liabilities	17,268	18,221
Total lease liabilities		$60,450	$64,255

	Year ended December 31,
Lease cost	2025	2024	2023
Operating lease cost
Operating lease cost	$5,953	$5,637	$5,806
Short-term lease cost	330	314	745
Variable lease cost	1,784	1,140	659
Total operating lease cost	$8,067	$7,091	$7,210

Finance lease cost
Depreciation and amortization of leased assets	$398	$647	$1,970
Interest on lease liabilities	1,345	1,460	1,041
Total finance lease cost	$1,743	$2,107	$3,011
Total lease cost	$9,810	$9,198	$10,221
For the years ended December 31, 2025, 2024, and 2023, cash paid for operating leases included in operating cash flows was $6.1 million, $5.2 million, and $5.5 million, respectively. For the years ended December 31, 2025, 2024, and 2023, cash paid for finance leases included in financing cash flows was $2.5 million, $2.7 million, and $3.6 million, respectively. Cash paid for finance leases included in operating cash flows were immaterial for each of the years ended December 31, 2025, 2024, and 2023.
Future minimum lease payments under non-cancellable leases as of December 31, 2025 are as follows:

Maturity of lease liabilities	Operating lease	Finance lease	Total
2026	$6,566	$1,992	$8,558
2027	6,545	2,045	8,590
2028	6,737	2,107	8,844
2029	6,825	2,170	8,995
2030	6,250	2,235	8,485
Thereafter	24,288	18,642	42,930
Total	57,211	29,191	$86,402
Less: imputed interest	(14,552)	(11,400)	(25,952)
Present value of lease liabilities	$42,659	$17,791	$60,450

Other information related to leases as of and for the year ended December 31, 2025, 2024 and 2023 are as follows:

	December 31,
	2025	2024	2023
Weighted-average remaining lease term (years)
Operating leases	8.1	9.0	10.0
Finance leases	10.8	11.4	11.8

Weighted-average discount rate
Operating leases	6.7%	6.4%	6.4%
Finance leases	8.5%	8.4%	8.1%
11. Purchase Commitments and Contingencies
Purchase Commitments
The following sets forth purchase commitments with software and equipment providers as of December 31, 2025 with a remaining term of at least one year:

2026	$15,084
2027	11,713
2028	4,043
2029	3,914
2030	978
Total purchase commitments	$35,732
The Company enters into contracts with suppliers to purchase materials needed for diagnostic testing. These contracts generally do not require multi-year purchase commitments.
For further information regarding the Company’s lease obligations, see Note 10, “Leases”.
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
Except as described below, the Company was not a party to any material legal proceedings as of December 31, 2025, nor is it a party to any material legal proceedings as of the date of issuance of these consolidated financial statements.
Helo Putative Class Action
On September 7, 2022, a putative securities class action lawsuit was filed in the United States District Court for the District of Connecticut, styled Helo v. Sema4 Holdings Corp., et al., 3:22-cv-01131 (D. Conn.) against the Company and certain of the Company’s current and former officers. Following the appointment of a lead plaintiff, an amended complaint was filed on January 30, 2023. The defendants moved to dismiss the amended complaint on August 21, 2023, and that motion was granted on July 31, 2024. A second amended complaint was filed on September 13, 2024. As amended, the complaint purports to bring suit on behalf of the stockholders who purchased the Company’s publicly traded securities between January 18, 2022 and August 15, 2022. The second amended complaint does not reassert most of the earlier allegations, and purports to allege that the defendants made false and misleading statements about the abilities and potential of Centrellis, the Company’s proprietary intelligence platform, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and seeks unspecified compensatory damages, fees and costs. The Company’s motion to dismiss the second amended complaint was denied on June 23, 2025, and the parties subsequently engaged in discovery.
During the first quarter of 2026, the parties in the Helo putative class action reached an agreement in principle to resolve all claims for approximately $4.8 million, and intend to execute a formal stipulation of settlement reflecting such agreement in principle. To be finalize, the settlement must first be approved by the United States District Court for the District of Connecticut.

There can be no assurance that the Court will approve such settlement. During the fourth quarter of 2025, the Company reserved the aforementioned settlement and associated litigation costs, totaling approximately $6.0 million, which are reported in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2025.
Other Legal Proceedings
On November 28, 2023, a stockholder filed a derivative suit, allegedly on behalf of the Company, based largely on the same allegations in the securities class action referenced above. The suit was filed in federal court in the District of Delaware, styled Ghazaleh v. Schadt, et al., 1:23-cv-01357 (D. Del.), and purports to assert claims against certain of the Company’s former and current officers and directors under Section 10(b) of the Exchange Act, and for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment and corporate waste. The Company is named only as a nominal defendant. The complaint seeks damages on the Company’s behalf, and seeks corporate governance and other relief. On March 11, 2024, the Court issued an order staying this suit pending resolution of or announcement of a settlement in the Helo putative class action referenced above (or certain other developments).
On June 25, 2024, a substantially similar stockholder derivative suit was filed in federal court in the District of Connecticut, styled Scinto v. Schadt, et al., 3:24-cv-01100 (D. Conn.). The suit, also purportedly brought on the Company’s behalf against certain of its former or current officers and directors, asserts claims for breach of fiduciary duty, gross mismanagement, and violations of Sections 14(a) and 10(b) of the Exchange Act. The Company is named only as a nominal defendant. The complaint seeks damages on the Company’s behalf, as well as corporate governance reforms and other relief. On September 2, 2025, the Court issued an order staying this suit until the final resolution of or announcement of settlement in the Helo class action referenced above.
On August 15, 2025, a third, substantially similar stockholder derivative suit was filed in federal court in the District of Delaware, styled Ingrao v. Ryan, et al., 1:25-cv-01027 (D. Del.). The suit, also purportedly brought on the Company’s behalf against certain of its former or current officers and directors, asserts claims for breach of fiduciary duty, unjust enrichment and violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. The Company is named only as a nominal defendant. The complaint seeks damages on the Company’s behalf, as well as corporate governance reforms and other relief. On October 27, 2025, the Court issued an order (1) consolidating this action with the above-referenced Ghazaleh derivative suit and (2) staying the consolidated suit until final resolution of or an announcement of a settlement in the Helo class action discussed above. The consolidated derivative suit is captioned In re GeneDx Holdings Corp. Derivative Litigation, Lead Case No. 1:23-cv-01357-GBW (D. Del.).
Defined Contribution Plan
Substantially all of the Company’s employees in the U.S. are eligible to participate in the defined contribution plan the Company sponsors. The defined contribution plan allows employees to contribute a portion of their compensation in accordance with specified guidelines. The Company, at its discretion, makes matching contributions. The Company contributed $7.7 million, $5.9 million, and $6.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
12. Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense is included within the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2025	2024	2023
Cost of services	$791	$431	$(1,217)
Research and development	5,366	1,192	(2,585)
Selling and marketing	5,009	1,089	(1,266)
General and administrative	20,996	6,426	4,742
Total stock-based compensation expense (1)(2)	$32,162	$9,138	$(326)
(1)The Company recorded an aggregate reversal of stock-based compensation of $1.7 million, $3.9 million, and $24.7 million during the years ended December 31, 2025, 2024, and 2023, respectively, due to forfeiture activities upon employee terminations.
(2)Includes $1.5 million and $0.6 million of expense related to the 2021 Employee Stock Purchase Plan during year ended December 31, 2025 and 2024, respectively.

Stock Incentive Plans
The Company maintains the Amended and Restated 2021 Equity Incentive Plan (as amended and restated, the “2021 Plan”), which allows for grants of stock-based awards. No awards granted under the 2021 Plan are exercisable after 10 years from the date of grant, and the awards granted under the 2021 Plan generally vest over a four-year period on a graded vesting basis; however, the Company has also granted certain restricted stock units with vesting terms beginning 12 months from the grant date and vesting immediately on the grant date. On January 1 of each year through 2031, the aggregate number of shares of Class A common stock reserved for issuance under the 2021 Plan may be increased automatically by the number of shares equal to 5% of the total number of shares of all classes of common stock issued and outstanding immediately preceding December 31. In January 2025, the number of Class A common stock reserved for future issuance under the 2021 Plan automatically increased by 1,400,827 shares.
The Company also maintains the 2023 Equity Inducement Plan (the “Equity Inducement Plan”), which allows for grants of equity awards of the Company’s Class A common stock to individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company.
As of December 31, 2025, there was an aggregate of 2,970,065 shares available for grants of stock options or other awards under the 2021 Plan and Equity Inducement Plan. In January 2026, the number of Class A common stock reserved for future issuance under the 2021 Plan automatically increased by 1,462,264 shares.
Stock Options
All stock options granted under the 2021 Plan are accounted for as service-based equity awards. The following summarizes the stock option activity during the year ended December 31, 2025:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at December 31, 2024	341,280	$44.83	5.99	$12,429
Options exercised	(140,847)	$14.49
Options forfeited and canceled	(979)	$55.44
Balance at December 31, 2025	199,454	$65.29	6.41	$14,015
Options exercisable at December 31, 2025	188,632	$65.31	6.41	$12,728
Non-vested options outstanding at the end of the year were 10,822 with weighted average grant-date fair value of $45.37. As of December 31, 2025, unrecognized stock-based compensation cost related to the unvested portion of the Company’s stock options was $0.1 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 0.3 years.
The weighted-average grant-date fair value and total fair value of options with tranches vested was $23.30 and $1.8 million for the year ended December 31, 2025, respectively, $34.42 and $0.7 million for the year ended December 31, 2024, respectively, and $25.07 and $1.5 million for the year ended December 31, 2023, respectively.
There were no options granted during the year ended December 31, 2025 or 2024. The fair value of the stock option awards granted during the year ended December 31, 2023 were estimated using the Black-Scholes option pricing model with the following assumptions:

2023
Expected volatility	105.0%
Weighted-average expected volatility	105.0%
Expected term (in years)	5.5
Risk-free interest rate	4.03%
Dividend yield	—
Fair value of Class A common stock	$6.35
The aggregate intrinsic value of exercised options was $16.4 million, $2.3 million, and $0.3 million in the years ended December 31, 2025, 2024, and 2023, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. The weighted-average grant-date fair value of options forfeited and canceled was $55.44, $7.46, and $22.71 for the years ended December 31, 2025, 2024, and 2023, respectively.
Restricted Stock Units
Restricted stock units granted under the 2021 Plan are accounted for as either service-based restricted stock units (“RSUs”) or performance-based restricted stock units (“PRSUs”). Restricted stock units convert to Class A common stock on a one-for-one basis as the awards vest. The Company measures the value of restricted stock units at fair value based on the closing price of the underlying common stock on the grant date. The following table summarizes restricted stock unit activity during the year ended December 31, 2025:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Balance at December 31, 2024	1,869,561	$12.03
Restricted Stock Units granted (1)	625,957	$95.88
Restricted Stock Units vested	(638,339)	$16.15
Restricted Stock Units forfeited	(337,446)	$21.89
Balance at December 31, 2025	1,519,733	$42.91
(1)Includes 81,702 PRSUs granted during the year ended December 31, 2025 with a weighted-average grant-date fair value of $97.80.
During the year ended December 31, 2025, the Company approved awards of 81,702 PRSUs to certain executives. The grant date fair value of the PRSUs is based on the fair value of the Company’s Class A common stock on the grant date. The awards have both service-based and performance-based vesting conditions. The actual number of shares earned on vesting ranges from 0% to 200% of the target number of shares granted, depending on the attainment of specified performance goals established for the years ending December 31, 2025 and 2026.
The total fair value of restricted stock units vested for the years ended December 31, 2025, 2024, and 2023 was $10.3 million, $2.1 million, and $6.6 million, respectively. As of December 31, 2025, unrecognized stock-based compensation cost related to the Company’s restricted stock units was $36.8 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 1.9 years.
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
The Company issued 50,615 and 26,773 shares under the 2021 ESPP during the year ended December 31, 2025 and 2024, respectively. A total of 799,381 shares of Class A common stock were reserved for future issuance under the 2021 ESPP as of December 31, 2025. In January 2026, the number of Class A common stock reserved for future issuance under the 2021 ESPP automatically increased by 292,452 shares.

13. Income Taxes
The components of loss before incomes taxes consisted of the following:

	Year ended December 31,
	2025	2024	2023
Foreign	$1,178	$929	$623
Domestic	(22,315)	(53,558)	(177,316)
Loss before income tax benefit	(21,137)	(52,629)	(176,693)
The components of income tax benefit consisted of the following:

	Year ended December 31,
	2025	2024	2023
Current
Federal	$—	$—	$—
State and local	555	—	—
Foreign	310	241	164
Total Current	$865	$241	$164

Deferred
Federal	$(439)	$(229)	$942
State and local	(542)	(355)	(2,032)
Foreign	—	—	—
Total Deferred	(981)	(584)	(1,090)
Total income tax benefit	$(116)	$(343)	$(926)
For the years ended December 31, 2025, 2024, and 2023, the Company recorded a total income tax benefit of $0.1 million, $0.3 million, and $0.9 million, respectively. Accordingly, the effective tax rate for the Company for the years ended December 31, 2025, 2024, and 2023 was 0.5%, 0.6%, and 0.5% respectively.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the United States. The OBBBA includes, among other provisions, changes to bonus depreciation rules, the treatment of research and experimental expenditures under Section 174A, limitations on the deductibility of interest under Section 163(j), and modifications to certain international tax regimes. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027.
The Company has evaluated the effective provisions of the OBBBA for the year ended December 31, 2025, and determined their impact on the consolidated financial statements to be immaterial. The Company will continue to evaluate the full impact of the OBBBA changes as additional guidance becomes available.

As noted in Note 2, “Summary of Significant Accounting Policies”, the Company adopted ASU 2023-09 and applied the new disclosure requirements prospectively for the year ended December 31, 2025. A reconciliation of the anticipated income tax benefit computed by applying the statutory federal income tax rate of 21% to loss before income taxes to the amount reported in the statement of operations and comprehensive loss after the adoption of ASU 2023-09 is as follows:

	Year ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$(4,439)	21.0%
State and local income taxes, net of federal benefit (1)	(104)	0.5
Foreign tax effects	62	(0.3)
Changes in valuation allowances	5,896	(27.9)
Nontaxable or nondeductible items:
Stock-based compensation	(14,295)	67.6
Excess compensation	12,701	(60.1)
Unrealized fair value gain on warrants	253	(1.2)
Other	128	(0.6)
Other adjustments:
Return to provision adjustments	(318)	1.5
Effective tax rate	$(116)	0.5%
(1)State taxes in Pennsylvania made up the majority (greater than 50%) of the tax in this category.
A reconciliation of the anticipated income tax benefit computed by applying the statutory federal income tax rate of 21% to loss before income taxes to the amount reported in the statements of operations and comprehensive loss for years prior to the adoption of ASU 2023-09 is as follows:

	Year ended December 31,
	2024	2023
U.S. federal taxes at statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	0.6	1.1
Research and development tax credits	—	(0.8)
Non-deductible stock-based compensation	(3.8)	(2.4)
162(m) limitation	(2.7)	(0.1)
Permanent items	(0.5)	(0.1)
Unrealized fair value (gain) loss on warrants	(5.4)	0.1
Goodwill impairment	—	(0.1)
Change in valuation allowance	(10.7)	(18.4)
Other	2.1	0.2%
Effective tax rate	0.6%	0.5%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the net deferred tax assets and liabilities were as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$280,752	$257,047
Stock-based compensation	4,848	2,599
Accrued compensation	4,377	2,001
Accrued expenses	326	247
Research and development credits	8,681	6,477
Leases	13,890	14,801
Obsolete inventory reserve	10	12
Third party liability	2,565	2,971
Section 174 amortization	24,733	29,484
Capitalized software	451	766
Other	1,107	1,194
Total deferred tax assets	341,740	317,599
Valuation allowance	(295,260)	(272,275)
Deferred tax assets, net of valuation allowance	46,480	45,324

Deferred tax liabilities:
Property and equipment	(524)	(1,013)
ROU asset	(5,657)	(6,252)
Intangible amortization	(41,056)	(39,024)
Total deferred tax liabilities	(47,237)	(46,289)
Net deferred tax liability after valuation allowance	$(757)	$(965)
As of December 31, 2025, the Company had the following tax net operating loss carryforwards available to reduce future federal and state taxable income, and tax credit carryforwards available to offset future federal and Connecticut income taxes:

	Amount	Expiration period
Tax net operating loss carryforwards:
Federal (pre-2018 net operating losses)	$62,892	2026-2037
Federal (post-2017 net operating losses)	$932,482	No expiration
State and local	$1,237,797	2027-2055
State and local	$116,087	No expiration
Tax credit carryforwards:
Federal research and development	$7,208	2038-2044
Connecticut research and development	$777	2036
Connecticut research and development	$511	No expiration
California research and development	1,256	No expiration
The Company had the following deferred tax valuation allowance balances:

Year	Balance at the Beginning of Period	Additions	Balance at the End of Period
2025	$272,275	22,985	$295,260
2024	$271,567	708	$272,275
2023	$226,644	44,923	$271,567

Future realization of the tax benefits of existing temporary differences and carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2025 and 2024 the Company performed an evaluation to determine whether a valuation allowance was needed. Based on the Company’s analysis, which considered all available evidence, both positive and negative, the Company determined that it is more likely than not that a significant portion of its deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2025 and 2024. The valuation allowance increased by $23.0 million in 2025 and $0.7 million in 2024, primarily due to the increase in net operating loss carryforwards related to the Merger and current year activity.
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
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2025 and 2024 is as follows:

	As of December 31,
	2025	2024	2023
Unrecognized tax benefits – January 1	$718	$718	$718
Gross increases – tax positions in current period	—	—	—
Unrecognized tax benefits – December 31	$718	$718	$718
To the extent penalties and interest would be assessed on any underpayment of income tax, the Company’s policy is that such amounts would be accrued and classified as a component of income tax expense in the financial statements. The Company had a nominal amount of accrued interest or penalties related to uncertain tax positions as of December 31, 2025 and 2024.
The Company files income tax returns for U.S federal jurisdiction, various state jurisdictions, and various foreign countries. In the normal course of business, the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. There are currently no pending federal, state or foreign income tax examinations. As a result of the Company’s net operating loss carryforwards, the Company’s federal and state statutes of limitations remain open from 2007 and forward until the net operating loss carryforwards are utilized or expire prior to utilization.
The amounts of cash income taxes paid by the Company were as follows:

Year ended
December 31, 2025
Federal	$—
State and local:
Florida	103
Maryland	40
North Carolina	40
Pennsylvania	129
Other state and local	35
Foreign:
Canada	215
Iceland	99
Total cash income taxes paid	$661
The amount of cash income taxes paid by the Company during the years ended December 31, 2024 and 2023 was $0.2 million and $0.1 million, respectively.

14. Net Loss per Share
Basic and diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss attributable to common stockholders	$(21,021)	$(52,286)	$(175,767)
Denominator:
Basic and diluted weighted-average common shares outstanding	28,641,734	26,891,213	24,311,989
Basic and diluted loss per share	$(0.73)	$(1.94)	$(7.23)
The following tables summarize the outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Outstanding options and RSUs to purchase Class A common stock	1,719,187	2,210,841	2,005,853
Outstanding warrants	666,515	666,515	1,466,515
Outstanding 2021 ESPP shares	21,258	20,566	—
Total	2,406,960	2,897,922	3,472,368
15. Supplemental Financial Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets to the total of the same amounts shown on the consolidated statements of cash flows:

	As of December 31,
	2025	2024
Cash and cash equivalents	$104,997	$85,212
Restricted cash (included in other assets)	992	990
Total	$105,989	$86,202
Restricted cash included in other assets as of December 31, 2025 and 2024 primarily consists of money market deposit accounts that secure an irrevocable standby letter of credit that serves as collateral for a security deposit for operating leases.
Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2025	2024
Prepaid expenses	$7,174	$7,425
Other current assets	1,511	1,079
Total	$8,685	$8,504

Accounts payable and accrued expenses consisted of the following:

	As of December 31,
	2025	2024
Accounts payable	$2,461	$7,954
Accrued expenses	44,659	12,443
Third party payor reserves, short-term	4,965	10,586
Legal reserves	5,560	—
Total	$57,645	$30,983
Other current liabilities consisted of the following:

	As of December 31,
	2025	2024
Accrued compensation	$29,638	$16,241
Accrued severance	771	746
Due to related parties	643	668
Current portion of long-term debt	4,542	1,211
Short-term contingent consideration liability	5,444	—
Short-term warrant liability	1,100	—
Other	4,721	1,632
Total	$46,859	$20,498
Other liabilities consisted of the following:

	As of December 31,
	2025	2024
Long-term contingent consideration liability	$1,570	$—
Long-term warrant liability	—	3,519
Third party payor reserves, long-term	—	2,000
Other	71	—
Total	$1,641	$5,519
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
2024 Sales Agreement
The Company entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) in April 2024, pursuant to which the Company may, but is not obligated to, offer and sell, from time to time, shares of its Class A common stock with an aggregate offering price up to $75.0 million through TD Cowen, as sales agent, subject to the terms and conditions described in the Sales Agreement and SEC rules and regulations (the “prior ATM offering”). During the year ended December 31, 2024, the Company issued 825,379 shares of its Class A common stock in connection with the ATM offering at an average price of $58.41 per share. Proceeds received, net of agent fees and other offering expenses, were $46.5 million. During the year ended December 31, 2025, the Company issued 251,367 shares of its Class A common stock in connection with the prior ATM offering at an average price of $106.56 per share, which resulted in the Company selling the maximum amount of shares in the prior ATM offering and the automatic termination of the Sales Agreement. Proceeds received, net of agent fees and other offering expenses, were $25.6 million.

2025 Sales Agreement
The Company entered into an additional sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our Class A common stock with an aggregate offering price up to $100.0 million through TD Cowen, as sales agent, subject to the terms and conditions described in the Sales Agreement and SEC rules and regulations (the “ATM offering”). During the year ended December 31, 2025, the Company issued 147,583 shares of its Class A common stock in connection with this ATM offering at an average price of $147.44 per share and the proceeds received, net of agent fees and other offering expenses, were $21.1 million. As of December 31, 2025, approximately $78.2 million of capacity remained available under this ATM offering.
16. Segment Reporting
The Company’s structure is aligned with how the chief operating decision maker (“CODM”) reviews the business, makes investing and resource allocation decisions and assesses operating performance. The Company’s CODM is its Chief Executive Officer. As of December 31, 2025, the Company has identified the GeneDx operating segment as its one reportable segment. The GeneDx operating segment primarily provides pediatric and rare disease diagnostics with a focus on whole exome and genome sequencing and, to a lesser extent, data and information services. The Company has also identified two other operating segments: (1) Fabric Genomics and (2) Legacy Sema4, which was completely shut down in 2023 and is winding down its operating activities. The Fabric Genomics and Legacy Sema4 operating segments do not meet the quantitative thresholds for reportable segments and are collectively reported in Other.
The CODM evaluates segment performance based on revenue and adjusted gross profit.

	Year ended December 31,
	2025			2024			2023
	GeneDx	Other	Total	GeneDx	Other	Total	GeneDx	Other	Total
Revenue	$423,088	$4,451	$427,539	$302,293	$3,157	$305,450	$194,376	$8,190	$202,566
Adjusted cost of services	122,100	1,101	123,201	106,376	145	106,521	106,983	2,305	109,288
Adjusted gross profit (1)	300,988	3,350	304,338	195,917	3,012	198,929	87,393	5,885	93,278

Reconciliations:
Depreciation and amortization			5,369			4,047			4,350
Stock-based compensation			791			431			(1,217)
Restructuring costs			5			54			139
Gross profit			$298,173			$194,397			$90,006
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K, due to the material weakness in internal control over information technology general controls, or ITGCs, as described below.
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
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the Board of Directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework). The scope of management’s assessment of the effectiveness of internal controls over financial reporting excluded the business of Fabric Genomics, which the Company acquired in a business combination on May 5, 2025. The Fabric Genomics business represented approximately 1% of total assets (excluding goodwill and intangible assets), 1% of total revenue, and 3% of total operating expenses, as reflected in our consolidated financial statements as of and for the year ended December 31, 2025.
Based on this evaluation, due to the material weakness described below, our management concluded that the Company’s system of internal control over financial reporting was not effective as of December 31, 2025.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We identified a material weakness in internal control related to deficiencies in the design and operating effectiveness of IT general controls related to segregation of duties in the program change management process for a single IT system that supports certain aspects of our revenue processes. As a result, certain automated controls and business process controls related to recording revenue that are dependent on the affected IT system or the information from such IT system were also deemed ineffective.
Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed procedures to assess the impact to the 2025 financial statements. Based on these procedures, we believe that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. Our independent registered public accounting firm, Ernst & Young LLP, has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Form 10-K. Although we have not identified any errors or misstatements in our consolidated financial statements as a result of this material weakness, these deficiencies created a reasonable possibility that a material misstatement of our annual or interim financial statements would not have been prevented or detected on a timely basis as of December 31, 2025.
Planned Material Weakness Remediation Activities
Management is committed to the remediation of the material weakness described above, as well as the continued improvement of our internal control over financial reporting. Our planned remediation efforts related to the material weakness include, but are not limited to:
•Enhancing system settings within the impacted IT application to enforce segregation of duties and align with control design requirements.
•Implementing and formalizing change management and monitoring controls to support improved governance over changes to the affected IT application.
As of the filing date, these remediation actions were implemented. While we believe that the measures already designed and implemented will be sufficient, the material weakness, in the aggregate, will not be considered fully remediated until all aspects of the control operate for a sufficient period of time and we have concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Other than the identified material weakness and the remediation events discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Other Information
None.
Rule 10b5-1 Plan Adoptions and Modifications
None of our directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K, during the fiscal quarter ended December 31, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

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
3. Exhibits: The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Incorporated by Reference

No.	Description of Exhibit	Form	Exhibit	Filing Date	Filed Herewith
1.1	Sales Agreement, dated October 28, 2025, by and between GeneDx Holdings Corp. and TD Securities (USA) LLC.	S-3ASR	1.2	10/28/2025

2.1+	Agreement and Plan of Merger, dated February 9, 2021, by and among CMLS, Merger Sub and Legacy Sema4, as amended by Amendment to Agreement and Plan of Merger dated May 3, 2021.	DEF14M	Annex A	07/02/2021

2.2	Agreement and Plan of Merger and Reorganization, dated as of January 14, 2022, by and among, Orion Merger Sub I, Inc., Orion Merger Sub II, LLC, GeneDx, Inc., GeneDx Holding 2, Inc. and OPKO Health, Inc.	8-K	2.1	01/18/2022

2.3+	Amendment to Agreement and Plan of Merger and Reorganization, dated as of April 29, 2022, by and among, Sema4 Holdings Corp., Orion Merger Sub I, Inc., Orion Merger Sub II, LLC, GeneDx, Inc., GeneDx Holding 2, Inc. and OPKO Health, Inc.	8-K	99.2	05/02/2022

2.4+	Agreement and Plan of Merger, by and among GeneDx Holdings Corp., Project Flare Merger Sub, Inc., Fabric Genomics, Inc. and Martin Reese, dated as of April 15, 2025.	8-K	2.1	04/16/2025

3.1	Third Amended and Restated Certificate of Incorporation, as amended.	8-K	3.1	07/29/2025

3.2	Amended and Restated Bylaws of GeneDx Holdings Corp.	8-K	3.2	01/09/2023

4.1	Specimen Class A Common Stock Certificate.	S-1/A	4.2	08/24/2020

4.2	Specimen Warrant Certificate.	S-1/A	4.3	08/24/2020

4.3	Warrant Agreement, dated as of September 1, 2020, by and between CM Life Sciences, Inc. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	10.1	09/04/2020

4.4	Warrant to Purchase Stock, dated October 27, 2023, by and among the Company and Perceptive Credit Holdings IV, LP.	8-K	4.1	10/30/2023

4.5	Description of Securities.				X

10.1	Amended and Restated Registration Rights Agreement, dated as of July 22, 2021, by and among the Company, certain equity holders of the Company named therein and certain equity holders of Sema4 named therein.	8-K	10.2	07/28/2021

10.2	Form Director of and Officer Indemnification Agreement.	8-K	10.4	07/28/2021

10.3*	GeneDx Holdings Corp. Amended and Restated 2021 Equity Incentive Plan.	8-K	10.1	04/17/2023

10.4*	Form of Stock Option Agreement under the 2021 Equity Incentive Plan.	8-K	10.6	07/28/2021

10.5*	Form of RSU Agreement under the 2021 Equity Incentive Plan.	8-K	10.7	07/28/2021

10.6*	Form of Earn-Out RSU Agreement.	8-K	10.8	07/28/2021

10.7*	2021 Employee Stock Purchase Plan.	8-K	10.9	07/28/2021

10.8*	GeneDx Holdings Corp. 2023 Equity Inducement Plan.	8-K	10.1	07/24/2023

10.9*	Form of Option Award Agreement under the 2023 Equity Inducement Plan.	8-K	10.2	07/24/2023

10.10*	Form of Restricted Stock Unit Award Agreement under the 2023 Equity Inducement Plan.	8-K	10.3	07/24/2023

10.11	Sub-Sublease, dated as of June 6, 2017, by and between Icahn School of Medicine at Mount Sinai and the Company, as amended July 31, 2019.	8-K	10.17	07/28/2021

10.12	Sublease Agreement, dated as of November 8, 2019, by and between Marriott International, Inc. and the Company.	8-K	10.18	07/28/2021

10.13	Sublease, dated as of April 23, 2019, by and between Icahn School of Medicine at Mount Sinai and the Company.	8-K	10.20	07/28/2021

10.14	Lease Agreement, dated as of January 31, 2020, by and between 1 Commercial Street Associates, LLC and the Company.	8-K	10.21	07/28/2021

10.15+	Lease Agreement, dated as of December 16, 2019, by and between Saul Holdings Limited Partnership and GeneDx, Inc.				X

10.16	Amendment to Lease Agreement, dated as of January 5, 2022, by and between Saul Holdings Limited Partnership and GeneDx, Inc.				X

10.17#	Master Services Agreement, dated as of April 2, 2018, by and among the Company, Icahn School of Medicine at Mount Sinai, The Mount Sinai Hospital, and the parties thereto, as amended July 31, 2019.	8-K	10.22	07/28/2021

10.18#	Master Services Agreement, dated as of May 10, 2018, by and between the Company and Icahn School of Medicine at Mount Sinai, as amended July 31, 2019.	8-K	10.23	07/28/2021

10.19#	BioMe Biospecimen and Data Access Agreement, dated as of July 19, 2019, by and between Icahn School of Medicine at Mount Sinai and the Company.	8-K	10.25	07/28/2021

10.20#	Non-Exclusive Patent License Agreement, dated as of June 1, 2017, by and between the Company and Icahn School of Medicine at Mount Sinai.	8-K	10.26	07/28/2021

10.21#	Supply Agreement, dated as of June 20, 2014, by and between the Company and Illumina, Inc., and amendments thereto.	8-K	10.27	07/28/2021

10.22*	Mount Sinai Genomics, Inc. 2017 Equity Incentive Plan, as amended, and forms of equity agreements thereunder.	S-8	99.6	09/27/2021

10.23	Form of Subscription Agreement, dated as of January 14, 2022 by and among the Company and the subscriber parties thereto.	8-K	10.1	01/18/2022

10.24	Form of Shareholder Agreement, dated as of January 14, 2022 by and among the Company and the stockholder parties identified therein.	8-K	10.2	01/18/2022

10.25*	Employment Agreement, dated as of January 14, 2022, as amended April 29, 2022, by and between Sema4 Holdings Corp. and Katherine Stueland.	8-K	10.2	05/02/2022

10.26*	Amendment No. 1 to the Employment Agreement of Kevin Feeley, dated August 25, 2022.	8-K	10.1	08/26/2022

10.27#	Amendment No. 1 to BioMe Biospecimen and Data Access Agreement, dated as of January 19, 2023, by and between Icahn School of Medicine at Mount Sinai and Sema4 OpCo, Inc.	10-K	10.34	03/16/2023

10.28	2022 Replacement Promissory Note.	10-K	10.35	03/16/2023

10.29	Credit Agreement and Guaranty, dated October 27, 2023, by and among the Company and Perceptive Credit Holdings IV, LP.	8-K	10.1	10/30/2023

10.30	Security Agreement, dated October 27, 2023, by and among the Company and Perceptive Credit Holdings IV, LP.	8-K	10.2	10/30/2023

10.31+	Letter Agreement, Amendment No. 2 to Sub-Sublease, dated as of March 20, 2023, by and between Icahn School of Medicine at Mount Sinai and the Company.	10-Q	10.3	05/09/2023

10.32*	Employment Agreement by and between Dr. Bryan Dechairo and GeneDx, LLC, dated as of October 10, 2024.	8-K	10.1	01/02/2025

10.33*	Amended Form of Restricted Stock Unit Award Agreement under the 2023 Equity Inducement Plan.				X

10.34*	Non-Employee Director Compensation Policy, effective April 10, 2025.	10-Q	10.1	07/29/2025

10.35	Joinder Agreement, dated July 2, 2025 by Fabric Genomics, Inc. in favor of Perceptive Credit Holdings IV, LP.	10-Q	10.2	07/29/2025

10.36	Guarantee Assumption agreement, dated July 2, 2025, by Fabric Genomics, Inc.	10-Q	10.3	07/29/2025

19.1	Insider Trading Policy.	10-K	19.1	02/20/2025

21.1	Subsidiaries of the Company.				X

23.1	Consent of Ernst & Young LLP, independent registered accounting firm for GeneDx Holdings Corp.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.	10-Q	99	07/29/2025

101.INS	Inline XBRL Instance Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)				X

*	Management Contract or Compensatory Plan
**	Furnished.
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

GENEDX HOLDINGS CORP.

Date:	February 23, 2026	By:	/s/ Katherine Stueland
		Name:	Katherine Stueland
		Title:	Chief Executive Officer and Director (Principal Executive Officer)
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

Signature	Title	Date

/s/ Katherine Stueland	Chief Executive Officer and Director	February 23, 2026
Katherine Stueland	(Principal Executive Officer)

/s/ Kevin Feeley	Chief Financial Officer	February 23, 2026
Kevin Feeley	(Principal Financial Officer)

/s/ Jason Ryan	Chairman of the Board	February 23, 2026
Jason Ryan

/s/ Eli D. Casdin	Director	February 23, 2026
Eli D. Casdin

/s/ Emily Leproust	Director	February 23, 2026
Emily Leproust

/s/ Keith Meister	Director	February 23, 2026
Keith Meister

/s/ Joshua Ruch	Director	February 23, 2026
Joshua Ruch

/s/ Richard Pfenninger, Jr.	Director	February 23, 2026
Richard Pfenninger, Jr.
/s/ Thomas Fuchs	Director	February 23, 2026
Thomas Fuchs