Form 10-Q
period 2026-03-31
GeneDx Holdings Corp.
filed 2026-05-04
CIK 1818331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 29,688,027 shares of Class A common stock, par value $0.0001, outstanding at May 1, 2026.

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
•our expectations for generating revenue, incurring losses, and profitability on a sustained basis;
•unforeseen circumstances or other disruptions to normal business operations arising from general economic and political conditions such as recessions, fluctuating inflation, interest rates and tariff rates, government budget cuts and government shut downs, supply chain interruptions, manufacturing constraints, public health emergencies, natural disasters, armed conflict, acts of terrorism or other uncontrollable events;
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements
GeneDx Holdings Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2026 (Unaudited)	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$93,924	$104,997
Marketable securities	76,761	66,285
Accounts receivable	76,929	74,370
Inventory, net	12,241	13,951
Prepaid expenses and other current assets	10,774	8,685
Total current assets	270,629	268,288
Operating lease right-of-use assets	34,653	23,412
Property and equipment, net	50,125	45,693
Goodwill	1,641	13,520
Intangible assets, net	144,969	168,481
Other assets	4,284	4,316
Total assets	$506,301	$523,710
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$46,562	$57,645
Short-term lease liabilities	5,129	4,404
Other current liabilities	35,948	46,859
Total current liabilities	87,639	108,908
Long-term debt, net of current portion	96,732	48,176
Long-term lease liabilities	66,331	56,046
Other liabilities	71	1,641
Deferred taxes	1,404	757
Total liabilities	252,177	215,528
Purchase commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred Stock, $0.0001 par value: 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Class A common stock, $0.0001 par value: 1,000,000,000 shares authorized, 29,666,318 and 29,245,296 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	1,690,249	1,680,738
Accumulated deficit	(1,436,811)	(1,373,495)
Accumulated other comprehensive income	683	936
Total stockholders’ equity	254,124	308,182
Total liabilities and stockholders’ equity	$506,301	$523,710
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2026	2025
Revenue
Diagnostic test revenue	$101,299	$85,759
Other revenue	955	1,356
Total revenue	102,254	87,115
Cost of services	34,043	28,639
Gross profit	68,211	58,476
Research and development	19,804	12,577
Selling, general and administrative	74,591	50,450
Impairment loss	31,287	—
Loss from operations	(57,471)	(4,551)

Non-operating (expenses) income, net
Change in fair value of financial liabilities	2,540	(1,100)
Interest expense, net	(717)	(640)
Loss on extinguishment of debt	(6,565)	—
Other (expense) income, net	(206)	209
Total non-operating expense, net	(4,948)	(1,531)
Loss before income taxes	(62,419)	(6,082)
Income tax expense	(897)	(447)
Net loss	$(63,316)	$(6,529)

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain related to available for sale securities, net	(253)	75
Comprehensive loss	$(63,569)	$(6,454)

Weighted-average shares outstanding of Class A common stock	29,335,126	28,147,948
Basic and diluted loss per share, Class A common stock	$(2.16)	$(0.23)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share amounts)

	Three months ended March 31, 2026
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2025	29,245,296	$3	$1,680,738	$(1,373,495)	$936	$308,182
Net loss	—	—	—	(63,316)	—	(63,316)
Common stock issued pursuant to stock option exercises	2,314	—	58	—	—	58
Stock-based compensation expense	—	—	8,996	—	—	8,996
Vested restricted stock units converted to common stock	413,318	—	—	—	—	—
Issuance of common stock from subscription agreements and other	5,390	—	457	—	—	457
Other comprehensive loss, net of tax	—	—	—	—	(253)	(253)
Balance at March 31, 2026	29,666,318	$3	$1,690,249	$(1,436,811)	$683	$254,124

	Three months ended March 31, 2025
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2024	28,016,545	$2	$1,596,889	$(1,352,474)	$830	$245,247
Net loss	—	—	—	(6,529)	—	(6,529)
Common stock issued pursuant to stock option exercises	33,442	—	735	—	—	735
Stock-based compensation expense	—	—	3,983	—	—	3,983
Vested restricted stock units converted to common stock	330,350	—	—	—	—	—
Issuance of common stock in ATM offering, net of issuance costs	150,000	—	13,894	—	—	13,894
Other comprehensive income, net of tax	—	—	—	—	75	75
Balance at March 31, 2025	28,530,337	$2	$1,615,501	$(1,359,003)	$905	$257,405
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2026	2025
Operating activities
Net loss	$(63,316)	$(6,529)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	6,809	5,678
Stock-based compensation expense	8,996	3,983
Change in fair value of financial liabilities	(2,540)	1,100
Deferred tax expense	897	447
Change in third party payor reserves	1,022	1,395
Loss on extinguishment of debt	6,565	—
Impairment loss	31,287	—
Other	1,034	757
Change in operating assets and liabilities:
Accounts receivable	(2,558)	(8,557)
Inventory	1,689	(2,032)
Accounts payable and accrued expenses	(13,168)	10,824
Other assets and liabilities	(9,125)	3,116
Net cash (used in) provided by operating activities	(32,408)	10,182
Investing activities
Purchases of marketable securities	(20,177)	(17,209)
Proceeds from sales of marketable securities	875	—
Proceeds from maturities of marketable securities	8,500	13,930
Purchases of property and equipment and development of internal-use software	(6,453)	(6,129)
Net cash used in investing activities	(17,255)	(9,408)
Financing activities
Proceeds from long term debt, net of issuance costs	96,998	13,894
Proceeds from issuance of common stock from subscription agreements	476	—
Exercise of stock options	58	735
Repayment of long-term debt, including prepayment penalty - Perceptive	(54,000)	—
Repayment and principal payments for long-term debt - DECD	(4,447)	(300)
Finance lease principal payments	(495)	(611)
Net cash provided by financing activities	38,590	13,718
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,073)	14,492
Cash, cash equivalents and restricted cash, at beginning of period	105,989	86,202
Cash, cash equivalents and restricted cash, at end of period	$94,916	$100,694

Supplemental disclosures of cash flow information
Cash paid for interest	$1,748	$1,600
Cash paid for taxes	$754	$206
Lease liability from obtaining right-of-use asset	$12,086	$—
Purchases of property and equipment in accounts payable and accrued expenses	$5,915	$2,197
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
In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair statement of the financial position and the results of operations of the Company for the interim periods presented. Interim results are not necessarily indicative of the results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 23, 2026 (the “2025 Form 10-K”).
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. The Company bases these estimates on current facts, historical and anticipated results, trends and various other assumptions that it believes are reasonable in the circumstances, including assumptions as to future events. These estimates include, but are not limited to, the transaction price for certain contracts with customers, potential or actual claims for recoupment from third-party payors, the valuation of stock-based awards, the valuation of financial liabilities, the valuation of goodwill and intangible assets, and income taxes. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates, judgments and assumptions.

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the 2025 Form 10-K. Except as disclosed below, there have been no material changes to the Company’s critical accounting policies and estimates in the current period.
Capitalized Software
The Company capitalizes certain costs incurred to develop internal-use software. Capitalization begins when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating the probability of completion, the Company considers whether significant development uncertainty exists, including whether the software contains novel or unproven functions that have not been resolved through testing or whether significant performance requirements remain substantially undefined.
Costs incurred prior to meeting these capitalization criteria, as well as costs for training and maintenance, are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. Capitalized software costs are amortized using the straight-line method over an estimated useful life of three to five years. The Company reviews capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
See Note 5, “Property and Equipment, net” for more information.
Concentration of Credit Risk
The Company assesses both the self-pay patient and, if applicable, the third-party payor groups that reimburses the Company on the patient’s behalf when evaluating concentration of credit risk. Significant patients and payor groups are those that represent more than 10% of the Company’s total revenues for the period or accounts receivable balance at each respective balance sheet date. The significant concentrations of accounts receivable as of March 31, 2026 and December 31, 2025 were primarily from large managed care insurance companies, institutional billed accounts, and data arrangements. The Company does not require collateral as a means to mitigate customer credit risk.
For each significant payor group, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue		Accounts Receivable
	Three months ended March 31,		March 31,	December 31,
	2026	2025	2026	2025
Payor group A(1)	26%	24%	21%	18%
Payor group B(1)	31%	32%	26%	27%
(1)The significant payor groups identified in the table above represent multiple payors aggregated based on similar contract terms and reimbursement patterns. No single payor or individual client accounted for more than 10% of revenue or receivables for the current period.
The Company is subject to a concentration of risk from a limited number of suppliers for certain reagents, laboratory equipment and laboratory supplies. One supplier accounted for approximately 31% and 25% for the three months ended March 31, 2026 and 2025, respectively. This risk is managed by maintaining a target quantity of surplus stock. Alternative suppliers are available for the majority of these reagents and supplies.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). The standard requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. As revised by the issuance of ASU 2025-01, Disaggregation of Income Statement Expenses: Clarifying the Effective Date (“ASU 2025-01”) in January 2025, the provisions of ASU 2024-03 will be effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.
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
Recently Adopted Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (“ASU 2025-06”). The standard establishes targeted enhancements to Subtopic 350-40 improving the operability of the recognition guidance considering different methods of software development. The update is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company early adopted this pronouncement on a prospective basis effective January 1, 2026, and the adoption did not have a material impact on its condensed consolidated financial statements and related disclosures.
3. Revenue Recognition
Disaggregated Revenue
The following table summarizes the Company’s disaggregated revenue by payor category:

	Three months ended March 31,
	2026			2025
	GeneDx	Other(1)	Total	GeneDx	Other(1)	Total
Diagnostic test revenue:
Patients with third-party insurance	$84,919	$—	$84,919	$68,059	$—	$68,059
Institutional customers	15,528	566	16,094	17,604	—	17,604
Self-pay patients	286	—	286	96	—	96
Total diagnostic test revenue	100,733	566	101,299	85,759	—	85,759
Other revenue	763	192	955	1,356	—	1,356
Total	$101,496	$758	$102,254	$87,115	$—	$87,115

(1)For the three months ended March 31, 2026, Other represents revenues of the Fabric Genomics and Legacy Sema4 operating segments. For the three months ended March 31, 2025, Other represents revenues associated with the Legacy Sema4 operating segment. See Note 14, “Segment Reporting” for more information.
Reassessment of Variable Consideration
Subsequent changes to the estimate of the transaction price, determined on a portfolio basis when applicable, are generally recorded as adjustments to revenue in the period of the change. The Company updates estimated variable consideration quarterly.
For the three months ended March 31, 2026 and 2025, the total change in estimate resulted in a net increase to revenue of $5.6 million and $6.9 million, respectively, resulting from changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligations were met, and potential and actual settlements with third party payors. The change in estimate also included an increase in revenue related to the release of a previously established payor reserve, as further disclosed in the “Certain Payor Matters” section below.
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
As of March 31, 2026 and December 31, 2025, the Company’s third-party payor reserves were $6.0 million and $5.0 million, respectively, and were recorded in accounts payable and accrued expenses and other liabilities, respectively, in the condensed consolidated balance sheets. Included in these reserve balances is a $2.0 million scheduled payment to settle the claims related to coverage and billing matters allegedly resulting in the overpayments by a third-party payor to Legacy Sema4 (the “Disputed Claims”), which is due in June 2026.
4. Fair Value Measurements
The following tables set forth the fair value of financial instruments that were measured at fair value on a recurring basis:

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$85,992	$85,992	$—	$—
U.S. treasury bonds	37,103	—	37,103	—
Corporate and municipal bonds	39,289	—	39,289	—
Total financial assets	$162,384	$85,992	$76,392	$—

Financial Liabilities:
Public warrant liability	$151	$151	$—	$—
Private warrant liability	69	—	69	—
Total financial liabilities	$220	$151	$69	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$85,381	$85,381	$—	$—
U.S. treasury bonds	32,079	—	32,079	—
Corporate and municipal bonds	33,854	—	33,854	—
Total financial assets	$151,314	$85,381	$65,933	$—

Financial Liabilities:
Public warrant liability	$755	$755	$—	$—
Private warrant liability	345	—	345	—
Contingent consideration	1,570	—	—	1,570
Total financial liabilities	$2,670	$755	$345	$1,570
There were no transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2026 and 2025.
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
The Company’s marketable securities presented in the condensed consolidated balance sheet as of March 31, 2026 have maturity dates ranging from 2026 through 2028 and are classified as current assets as these investments are intended to be readily available to fund current operations. The differences between the fair value and amortized cost basis of each security are the unrealized gains or losses recorded in accumulated other comprehensive income. As of March 31, 2026, the amortized cost for maturities less than one year and greater than one year were $39.0 million and $36.7 million, respectively.
Public and Private Warrants
As of the consummation of the merger in July 2021 in connection with the Business Combination, there were 666,516 warrants to purchase shares of Class A common stock outstanding, including 447,223 public warrants and 219,293 private placement warrants. As of March 31, 2026, there were 666,515 warrants to purchase shares of Class A common stock outstanding, including 457,323 public warrants and 209,192 private placement warrants outstanding. Each warrant expires five years after the Business Combination or earlier upon redemption or liquidation, and entitles the holder to purchase one share of Class A common stock at an exercise price of $379.50 per share, subject to adjustment, at any time commencing on September 4, 2021.
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
The private placement warrants were issued to CMLS Holdings, LLC, Mr. Munib Islam, Dr. Emily Leproust, and Mr. Nat Turner, and are identical to the public warrants underlying the units sold in the initial public offering, except that (1) the private placement warrants and the Class A common stock issuable upon the exercise of the private placement warrants would not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (2) the private placement warrants are exercisable on a cashless basis, (3) the private placement warrants are non-redeemable (except as described above, upon a redemption of warrants when the price per share of Class A common stock equals or exceeds $330.00) so long as they are held by the initial purchasers or their permitted transferees, and (4) the holders of the private placement warrants and the Class A common stock issuable upon the exercise of the private placement warrants have certain registration rights. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.
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

For the three months ended March 31, 2026, a gain of $0.9 million was recorded within the change in fair value of financial liabilities in the condensed consolidated statements of operations and comprehensive loss. The change in fair value of the warrants for the three months ended March 31, 2025 was a loss of $1.1 million.
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
The measurement period for the First Milestone Payment was completed on December 31, 2025, and the Company determined the amount of the liability based on the gross revenue and gross margin achieved by Fabric Genomics for the year ended December 31, 2025. As of March 31, 2026 and December 31, 2025, the amount reported for the First Milestone payment in the condensed consolidated balance sheets was $5.4 million.
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
The following table summarizes the Level 3 inputs used in the valuation of the contingent consideration:

	March 31, 2026	As of	December 31, 2025
Discount rate	3.7%		3.5%
Expected term (in years)	1.1		1.3
Equity volatility	73.0%		85.0%
Revenue volatility	10.0%		12.5%
Gross margin volatility	20.0%		30.0%
As of March 31, 2026 and December 31, 2025, the amount of contingent consideration reported in the condensed consolidated balance sheets for the Second Milestone Payment was zero and $1.6 million, respectively. During the three months ended March 31, 2026, a gain of $1.6 million was recorded within the change in fair value of financial liabilities in the condensed consolidated statements of operations and comprehensive loss.

5. Property and Equipment, net
Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
Laboratory equipment	$34,115	$32,197
Leasehold improvements	14,802	14,802
Computer equipment	12,653	10,951
Building under finance lease	4,529	4,529
Equipment under finance leases	689	689
Furniture, fixtures and other equipment	614	595
Construction in-progress	11,012	7,447
Total property and equipment	78,414	71,210
Less: accumulated depreciation and amortization	(28,289)	(25,517)
Property and equipment, net	$50,125	$45,693
For the three months ended March 31, 2026 and 2025, depreciation and amortization expense was $2.7 million and $2.2 million, respectively.
Depreciation and amortization expense is included within the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended March 31,
	2026	2025
Cost of services	$1,462	$1,075
Research and development	224	372
Selling, general and administrative	1,019	725
Total depreciation and amortization expense	$2,705	$2,172
6. Goodwill and Intangible Assets
The change in the carrying amount of goodwill during the three months ended March 31, 2026 was as follows:

Balance at December 31, 2025	$13,520
Impairment charges	(11,879)
Balance at March 31, 2026	$1,641
During the first quarter of 2026, the Company concluded that a triggering event had occurred during the period for the goodwill associated with the Fabric Genomics reporting unit primarily due to a downward revision of forecasted cash flows driven by changes in commercial strategy and go-to-market execution, and lower revenue and profitability expectations.
The Company performed a quantitative analysis as of March 31, 2026 to determine the fair value of the Fabric Genomics reporting unit. The fair value was determined through estimating the reporting unit’s discounted future cash flows expected to be generated. Significant assumptions utilized in the valuation include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable market multiples. Based on the quantitative analysis, the Company concluded that the reporting unit’s carrying value was greater than the fair value and recorded a non-cash impairment charge of $11.9 million.

The following table reflects, as of March 31, 2026, the carrying values and remaining useful lives of acquired intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Weighted-Average Amortization Period (Years)
Tradenames and trademarks	$54,500	$(12,514)	$(4,225)	$37,761	12.1
Developed technology	62,900	(25,018)	(10,182)	27,700	4.5
Customer relationships	104,100	(19,591)	(5,001)	79,508	16.1
	$221,500	$(57,123)	$(19,408)	$144,969	12.8
Amortization expense for intangible assets was $4.1 million and $3.5 million for the three months ended March 31, 2026 and 2025, respectively, and was recorded in selling, general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss.
During the first quarter of 2026, in connection with the triggering event described above, the Company evaluated the recoverability of the long-lived assets associated with the Fabric Genomics reporting unit. The Company compared the carrying value of the asset group to the sum of its undiscounted cash flows. The Company determined that the carrying value of the asset group was not recoverable, and therefore, the asset group failed the recoverability test under ASC 360.
The Company determined that the carrying value of the tradenames and trademarks intangible asset was not recoverable and had no remaining fair value, which resulted in a non-cash impairment charge of $4.2 million. The Company then estimated the fair value of the developed technology and customer relationship intangible assets, using the multi-period excess earnings method. Based on this analysis, the Company concluded that each respective intangible asset’s carrying value was greater than the fair value. Accordingly, the Company recorded non-cash impairment charges of $10.2 million and $5.0 million, respectively, to reduce the carrying value of the developed technology and customer relationships intangible assets to their respective estimated fair values.
7. Related Party Transactions
Related party expenses include the purchase of diagnostic testing kits and lab materials from Twist Biosciences (“Twist”). Transactions with Twist are at arm’s length and represent market rates. The Company incurred $2.0 and $2.5 million in purchases, and $1.8 and $1.9 million was recorded in cost of services in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, respectively. Payables due as of March 31, 2026 and December 31, 2025 were $0.8 million and $0.6 million, respectively.
8. Long-Term Debt
As of March 31, 2026, long-term debt matures as follows:

Term Loan due 2031	$100,000
Less: debt issuance costs	(3,268)
Total long-term debt, net of debt issuance costs	$96,732
Blackstone Loan Agreement
On February 27, 2026 (the “Signing Date”), the Company entered into a Loan Agreement (the “Loan Agreement”), among Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C. (collectively referred to herein as “Blackstone”), certain subsidiaries of the Company party thereto as guarantors (collectively, the “Guarantors”), Wilmington Trust, National Association, as Agent and the lenders from time to time party thereto (collectively, the “Lenders”).
The Loan Agreement provides for a term loan in an aggregate principal amount of $100.0 million (the “Term Loan”), which was funded to the Company on February 27, 2026 (the “Closing Date”). The Term Loan bears interest at a rate equal to the Term SOFR adjusted secured overnight financing rate plus a margin of 4.50%. The Term Loan includes a SOFR floor of 1.50%. If an event of default occurs and is continuing, all amounts outstanding under the Loan Agreement will bear additional interest at a per annum rate equal to 2.00% plus the rate otherwise applicable to the Term Loan. The Term Loan will mature and the principal amount (including any interest and fees) must be repaid on the date that is five years from the Closing Date. The Term Loan is subject to mandatory prepayment provisions that may require prepayment upon a change of control, the incurrence of certain additional indebtedness, certain asset sales, or an event of loss, subject to certain conditions set forth in the Loan Agreement. The Company may prepay the Term Loan in whole or in part at its option at any time. Any prepayment of the Term Loan is subject to certain yield protection premiums. The Company’s net proceeds from the Term Loan were $97.0 million, after deducting debt issuance costs and expenses.
The obligations under the Loan Agreement are guaranteed by the Guarantors and secured by a first lien security interest in substantially all assets of the Company and Guarantors. The Loan Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to the Company and the Guarantors. The Loan Agreement also contains a minimum liquidity covenant of $50.0 million effective following the Closing Date. If an event of default occurs and is continuing, the Lenders may declare all amounts outstanding under the Loan Agreement to be immediately due and payable.
Perceptive Term Loan Facility
On February 27, 2026, the Company repaid in full all outstanding obligations under its Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Holdings IV, LP. The aggregate payoff amount of approximately $54.5 million included: (i) $50.0 million of outstanding principal, (ii) a prepayment premium of $4.0 million, and (iii) remaining accrued interest, legal and administrative fees of $0.5 million. Upon the receipt of the payoff amount, the Credit Agreement was terminated, and all security interests and liens on the Company’s assets were released.
For the three months ended March 31, 2026, the Company expensed $6.6 million to write off the prepayment premium and all remaining unamortized deferred financing fees associated with the Credit Agreement and reported these aggregate charges as a loss on extinguishment of debt within the condensed consolidated statement of operations.
Connecticut Department of Economic and Community Development Funding Commitment
During the first quarter of 2026, the Company reached an agreement with the Connecticut Department of Economic and Community Development (“DECD”) and repaid the remaining outstanding balance associated with the loan funding commitment from the DECD to the Company (the “DECD Loan Agreement”), which totaled $4.5 million. Upon the receipt of the payoff amount, the DECD Loan Agreement was terminated, and all security interests and liens on the Company’s assets were released.
9. Purchase Commitments and Contingencies
Purchase Commitments
The following sets forth purchase commitments with software and equipment providers as of March 31, 2026 with a remaining term of at least one year:

2026 (remainder of year)	$11,627
2027	12,905
2028	4,051
2029	3,914
2030	978
Total purchase commitments	$33,475
The Company enters into contracts with suppliers to purchase materials needed for diagnostic testing. These contracts generally do not require multi-year purchase commitments.
Leases
Except as disclosed below, there have been no material changes to the lease obligations from those disclosed in Note 10, “Leases” to the consolidated financial statements included in the 2025 Form 10-K.
In the first quarter of 2026, the Company entered into a sublease agreement for a laboratory space located in Gaithersburg, Maryland. The lease term extends through 2033 and the total minimum lease payments under the agreement are approximately $16.3 million over the lease term. As of March 31, 2026, the Company recognized a right-of-use asset and lease liability on the condensed consolidated balance sheet.
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
Except as described below, the Company was not a party to any material legal proceedings as of March 31, 2026, nor is it a party to any material legal proceedings as of the date of issuance of these condensed consolidated financial statements.
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
During the first quarter of 2026, the parties in the Helo putative class action reached an agreement in principle to resolve all claims for approximately $4.8 million, and intend to execute a formal stipulation of settlement reflecting such agreement in principle. To be finalized, the settlement must first be approved by the United States District Court for the District of Connecticut. There can be no assurance that the Court will approve such settlement. During the fourth quarter of 2025, the Company reserved the aforementioned settlement and associated litigation costs, totaling approximately $6.0 million, which are reported in accounts payable and accrued expenses on the condensed consolidated balance sheet as of December 31, 2025. During the first quarter of 2026, the Company incurred $0.7 million in associated litigation costs reported in accounts payable and accrued expenses on the condensed consolidated balance sheet as of March 31, 2026.
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

10. Stock-Based Compensation
Stock-based compensation expense is included within the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended March 31,
	2026	2025
Cost of services	$380	$168
Research and development	1,406	419
Selling, general and administrative	7,210	3,396
Total stock-based compensation expense(1)(2)	$8,996	$3,983
(1)The Company recorded an aggregate reversal of stock-based compensation of $0.8 million and $0.6 million during the three months ended March 31, 2026 and 2025, respectively, due to forfeiture activities upon employee terminations.
(2)Includes $1.1 million and $0.3 million of expenses related to the 2021 Employee Stock Purchase Plan for the three months ended March 31, 2026 and 2025, respectively.
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
As of March 31, 2026, there was an aggregate of 3,886,456 shares available for grants of stock options or other awards under the 2021 Plan and Equity Inducement Plan.
Stock Options
All stock options granted under the 2021 Plan are accounted for as service-based equity awards. The following summarizes the stock option activity during the three months ended March 31, 2026:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	199,454	$65.29	6.41	$14,015
Exercised	(2,314)	$25.27
Outstanding at March 31, 2026	197,140	$65.74	6.20	$2,312
Options exercisable at March 31, 2026	195,598	$65.88	6.21	$2,233
Non-vested options outstanding as of March 31, 2026 were 1,542 with a weighted-average grant-date fair value of $44.15. As of March 31, 2026, unrecognized stock-based compensation cost related to the unvested portion of the Company’s stock options was nominal, and is expected to be recognized on a graded-vesting basis over a weighted-average period of 0.2 years.
The weighted-average grant-date fair value and total fair value of options with tranches vested during the three months ended March 31, 2026 was $45.37 and $0.9 million, respectively.
There were no options granted during the three months ended March 31, 2026. The aggregate intrinsic value of options exercised during the three months ended March 31, 2026 was $0.1 million, and is calculated based on the difference between the exercise price and the fair value of the Company’s Class A common stock as of the exercise date.

Restricted Stock Units
Restricted stock units granted under the 2021 Plan are accounted for as either service-based restricted stock units (“RSUs”) or performance-based restricted stock units (“PRSUs”). Restricted stock units convert to Class A common stock on a one-for-one basis as the awards vest. The Company measures the value of restricted stock units at fair value based on the closing price of the underlying common stock on the grant date. The following table summarizes restricted stock unit activity during the three months ended March 31, 2026:

	Restricted Stock Units	Weighted-Average Grant Date-Fair Value Per Unit
Outstanding at December 31, 2025	1,519,733	$42.91
Granted(1)	585,076	$79.95
Vested	(413,318)	$43.59
Forfeited	(39,253)	$91.11
Outstanding at March 31, 2026	1,652,238	$54.80
(1)Includes 124,805 PRSUs granted during the three months ended March 31, 2026 with a weighted-average grant-date fair value of $83.32.
During the three months ended March 31, 2026, the Company approved awards of 87,966 PRSUs to certain executives. The grant date fair value of the PRSUs is based on the fair value of the Company’s Class A common stock on the grant date. The awards have both service-based and performance-based vesting conditions. The actual number of shares earned on vesting ranges from 0% to 200% of the target number of shares granted, depending on the attainment of specified performance goals established for the years ending December 31, 2026 and 2027. In addition, previously awarded PRSUs granted during the three months ended March 31, 2025 achieved the maximum 200% performance level, resulting in the issuance of 36,839 incremental shares during the three months ended March 31, 2026.
The total fair value of restricted stock units vested during the three months ended March 31, 2026 was $18.0 million. As of March 31, 2026, unrecognized stock-based compensation expense related to the Company’s restricted stock units was $67.6 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 2.2 years.
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
The Company did not make any grants of purchase rights under the 2021 ESPP during the three months ended March 31, 2026 and 2025. As of March 31, 2026, a total of 1,091,833 shares of Class A common stock have been reserved for future issuance under the 2021 ESPP.
11. Income Taxes
Income tax expense was $0.9 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. Income taxes for these periods are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events should they occur. The Company’s effective tax rate for the three months ended March 31, 2026 and 2025 was (1.4)% and (7.3)%, respectively.
The difference between the Company’s effective tax rates in 2026 and 2025 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company currently has valuation allowances against a significant portion of its deferred tax assets primarily related to its net operating loss carryforwards and tax credit carryforwards.

12. Net Loss per Share
The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders:

	Three months ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(63,316)	$(6,529)
Denominator:
Basic and diluted weighted-average common shares outstanding	29,335,126	28,147,948
Basic and diluted loss per share	$(2.16)	$(0.23)
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the computation of diluted loss per share attributable to common stockholders for the period presented as the effect would be anti-dilutive:

	Three months ended March 31,
	2026	2025
Outstanding options and restricted stock units	1,849,378	2,104,939
Outstanding warrants	666,515	666,515
Outstanding 2021 ESPP shares	40,644	19,498
Total	2,556,537	2,790,952
13. Supplemental Financial Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets to the total of the same amounts shown on the condensed consolidated statements of cash flows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$93,924	$104,997
Restricted cash (included in other assets)	992	992
Total	$94,916	$105,989
Restricted cash as of March 31, 2026 and December 31, 2025 primarily consists of money market deposit accounts that secure an irrevocable standby letter of credit that serves as collateral for a security deposit for operating leases.
Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid expenses	$9,763	$7,174
Other current assets	1,011	1,511
Total	$10,774	$8,685
Accounts payable and accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Accounts payable	$11,168	$2,461
Accrued expenses	24,657	44,659
Third party payor reserves, short-term	5,987	4,965
Legal reserves	4,750	5,560
Total	$46,562	$57,645

Other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accrued compensation	$20,337	$29,638
Accrued severance	742	771
Due to related parties	758	643
Current portion of long-term debt	—	4,542
Short-term contingent consideration liability	5,353	5,444
Short-term warrant liability	220	1,100
Other	8,538	4,721
Total	$35,948	$46,859
Other liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Long-term contingent consideration liability	—	1,570
Other	71	71
Total	$71	$1,641
2024 Sales Agreement
The Company entered into a sales agreement (the “2024 Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) in April 2024, pursuant to which the Company may, but is not obligated to, offer and sell, from time to time, shares of its Class A common stock with an aggregate offering price up to 75.0 million through TD Cowen, as sales agent, subject to the terms and conditions described in the Sales Agreement and SEC rules and regulations (the “prior ATM offering”). During the three months ended March 31, 2025, the Company issued 150,000 shares of its Class A common stock in connection with the prior ATM offering at an average price of $96.10 per share. Proceeds received, net of agent fees and other offering expenses, were $13.9 million. During the year ended December 31, 2025, the Company sold the maximum amount of shares in the prior ATM offering which resulted in the automatic termination of the 2024 Sales Agreement.
2025 Sales Agreement
The Company entered into an additional sales agreement (the “2025 Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) in October 2025, pursuant to which the Company may, but is not obligated to, offer and sell, from time to time, shares of its Class A common stock with an aggregate offering price up to $100.0 million through TD Cowen, as sales agent, subject to the terms and conditions described in the Sales Agreement and SEC rules and regulations (the “ATM offering”). During the year ended December 31, 2025, the Company issued 147,583 shares of its Class A common stock in connection with this ATM offering at an average price of $147.44 per share and the proceeds received, net of agent fees and other offering expenses, were $21.1 million. The Company did not issue any shares of its Class A common stock in connection with this ATM offering during the three months ended March 31, 2026. As of March 31, 2026, approximately $78.2 million of capacity remained available under this ATM offering.
14. Segment Reporting
The Company’s structure is aligned with how the chief operating decision maker (“CODM”) reviews the business, makes investing and resource allocation decisions and assesses operating performance. The Company’s CODM is its Chief Executive Officer. As of March 31, 2026, the Company has identified the GeneDx operating segment as its one reportable segment. The GeneDx operating segment primarily provides pediatric and rare disease diagnostics with a focus on whole exome and genome sequencing and, to a lesser extent, data and information services. The Company has also identified two other operating segments: (1) Fabric Genomics and (2) Legacy Sema4, which was completely shut down in 2023 and is winding down its operating activities. The Fabric Genomics and Legacy Sema4 operating segments do not meet the quantitative thresholds for reportable segments and are collectively reported in Other.
The CODM evaluates segment performance based on revenue and adjusted gross profit.

	Three months ended March 31,
	2026			2025
	GeneDx	Other	Total	GeneDx	Other	Total
Revenue	$101,496	$758	$102,254	$87,115	$—	$87,115
Adjusted cost of services	31,613	588	32,201	27,396	—	27,396
Adjusted gross profit(1)	69,883	170	70,053	59,719	—	59,719

Reconciliations:
Depreciation and amortization			1,462			1,075
Stock-based compensation			380			168
Gross profit			$68,211			$58,476
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
The Company is currently evaluating whether downward revisions to forecasted cash flows for the Fabric Genomics operating segment, driven by changes in commercial strategy and go-to-market execution, and lower revenue and profitability expectations, may impact its segment reporting conclusions in future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from the results described in or implied by the forward-looking statements. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from these forward-looking statements.
Overview
See Note 1, “Organization and Description of Business” to our condensed consolidated financial statements included in this Quarterly Report for more information.
Factors Affecting Our Performance
We believe several important factors have impacted, and will continue to impact, our performance and results of operations. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See Item 1A, “Risk Factors” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our 2025 Form 10-K, which are incorporated by reference in this Quarterly Report, for further information.
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
We believe the number of resulted exome and genome tests in any period is important and useful to our investors because it directly correlates with long-term patient relationships and the size of our genomic database. During the three months ended March 31, 2026, we resulted 27,488 exome and genome tests, which represented 50% of all test results, compared to the three months ended March 31, 2025, in which we resulted approximately 20,562 exome and genome tests, which represented 40% of all test results.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of compensation expenses for employees performing commercial sales, account management, marketing, genetic counseling, executive leadership, legal, finance and accounting, human resources, information technology, and other administrative functions. These expenses also include office occupancy, information technology, marketing-related costs, and other corporate infrastructure expenses. Selling, general and administrative costs are expensed as incurred.
We generally expect our selling, general and administrative expenses to continue to increase in absolute dollars as we expand our commercial sales, marketing and counseling teams, increase marketing activities, grow our administrative infrastructure, and incur costs associated with operating as a public company, including legal, accounting, regulatory, and Nasdaq and SEC compliance expenses. However, we expect selling, general and administrative expenses to decrease as a percentage of revenue over the long term as revenue increases, subject to fluctuations from period to period due to the timing and magnitude of these expenses and compensation-related charges.

Comparison of the three months ended March 31, 2026 and 2025
The following table sets forth our results of operations for the periods presented:

	Three months ended March 31,
	2026	2025	$ Change	% Change
Revenue
Diagnostic test revenue	$101,299	$85,759	$15,540	18%
Other revenue	955	1,356	(401)	(30)%
Total revenue	102,254	87,115	15,139	17%
Cost of services	34,043	28,639	5,404	19%
Gross profit	68,211	58,476	9,735	17%
Research and development	19,804	12,577	7,227	57%
Selling, general and administrative	74,591	50,450	24,141	48%
Impairment loss	31,287	—	31,287	NM
Loss from operations	(57,471)	(4,551)	(52,920)	1163%

Non-operating (expenses) income, net
Change in fair value of financial liabilities	2,540	(1,100)	3,640	NM
Interest expense, net	(717)	(640)	(77)	12%
Loss on extinguishment of debt	(6,565)	—	(6,565)	NM
Other (expense) income, net	(206)	209	(415)	NM
Total non-operating expense, net	(4,948)	(1,531)	(3,417)	223%
Loss before income taxes	(62,419)	(6,082)	(56,337)	926%
Income tax expense	(897)	(447)	(450)	101%
Net loss	$(63,316)	$(6,529)	$(56,787)	870%
NM - Not Meaningful
Revenue
Total revenue increased by $15.1 million, or 17%, to $102.3 million for the three months ended March 31, 2026, from $87.1 million for the three months ended March 31, 2025.
Diagnostic test revenue increased by $15.5 million, or 18%, to $101.3 million for the three months ended March 31, 2026, from $85.8 million for the three months ended March 31, 2025. The increase is attributable to increase of 27% in whole exome and genome sequencing revenues driven by a 34% increase in test volumes. This was partially offset by a 5% decrease in average reimbursement rates and declines in other non-exome test revenues.
Other revenue decreased by $0.4 million, to $1.0 million for the three months ended March 31, 2026, from $1.4 million for the three months ended March 31, 2025. The decrease is driven by lower data deal activity in the current period compared to the prior period. This was partially offset by revenue from Fabric Genomics operating segment in the current period, which was acquired in the second quarter of 2025.
Gross Profit
Gross profit increased by $9.7 million for the three months ended March 31, 2026, primarily driven by the 34% increase in whole exome and genome test volumes.
Research and Development
Research and development expense increased by $7.2 million, or 57%, to $19.8 million for the three months ended March 31, 2026, from $12.6 million for the three months ended March 31, 2025. The increase was primarily attributable to higher compensation-related costs of $6.2 million which reflects an investment to expand our product development team and the inclusion of research and development costs of Fabric Genomics. In addition, an increase in costs related to sponsored research programs of $0.6 million and an increase in software-related expenses of $0.4 million contributed to the overall increase in research and development expenses.

Selling, General and Administrative
Selling, general and administrative expense increased by $24.1 million, or 48%, to $74.6 million for the three months ended March 31, 2026, from $50.5 million for the three months ended March 31, 2025. The increase was primarily attributable to higher compensation-related costs of $16.6 million which reflects our investment to support growth in our commercial team, as well as the inclusion of selling, general and administrative costs of Fabric Genomics in the current period. The increase also reflected higher IT software and infrastructure costs of $1.9 million, third-party consulting costs of $2.0 million and increased amortization expense for acquired intangible assets established in connection with purchase accounting.
Impairment loss
During the first quarter of 2026, we recorded non-cash impairment charges totaling $31.3 million related to the goodwill and intangible assets of its Fabric Genomics reporting unit. This consists of a $11.9 million goodwill impairment charge, a $10.2 million impairment of developed technology, a $5.0 million impairment of customer relationships, and a $4.2 million impairment of tradenames and trademarks. See Note 6, “Goodwill and Intangible assets” for further information.
Non-Operating Expense, Net
Non-operating expense, net of $4.9 million for the three months ended March 31, 2026 primarily reflected a $6.6 million loss on extinguishment of the Perceptive long-term debt. This was offset by a gain in the change in the fair value of warrants of $0.9 million and a gain of $1.6 million in the change in fair value of contingent consideration related to Fabric Genomics.
Non-operating expense, net of $1.5 million for the three months ended March 31, 2025 primarily reflected a loss in the change in fair value of warrants of $1.1 million.
See Note 8, “Long-Term Debt” and Note 4, “Fair Value Measurements” for further information.
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

Adjusted Gross Profit and Adjusted Gross Margin
Adjusted gross profit is a non-GAAP financial measure that we define as revenue less cost of services, excluding depreciation and amortization expense and stock-based compensation expense. We define adjusted gross margin as our adjusted gross profit divided by our revenue. We believe these non-GAAP financial measures are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
The following is a reconciliation of gross profit to our adjusted gross profit and of our gross margin to adjusted gross margin for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Revenue	$102,254	$87,115
Cost of services	34,043	28,639
Gross profit	$68,211	$58,476
Gross margin	66.7%	67.1%
Add:
Depreciation and amortization expense	$1,462	$1,075
Stock-based compensation expense	380	168
Adjusted gross profit	$70,053	$59,719
Adjusted gross margin	68.5%	68.6%
Adjusted Net (Loss) Income
Adjusted net income (loss) is a non-GAAP financial measure that we define as net income (loss) adjusted for depreciation and amortization, stock-based compensation expenses, restructuring costs, change in fair value of financial liabilities, non-core lease costs, loss on extinguishment of debt, interest expense (net), income tax expense (benefit), transaction costs and costs related to a legal reserve. We believe adjusted net income (loss) is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain factors that may vary from company to company for reasons unrelated to overall operating performance.
The following is a reconciliation of our net loss to adjusted net (loss) income for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Net loss	$(63,316)	$(6,529)
Depreciation and amortization expense	6,809	5,678
Stock-based compensation expense	8,996	3,983
Impairment loss	31,287	—
Restructuring costs	439	558
Change in fair value of financial liabilities	(2,540)	1,100
Non-core lease costs(1)	1,210	1,481
Loss on extinguishment of debt	6,565	—
Other(2)	2,320	2,901
Adjusted net (loss) income	$(8,230)	$9,172
(1)Non-core lease costs represent occupancy and related expenses associated with vacant laboratory facilities and office space in Connecticut that are no longer utilized as part of the Company’s operations.
(2)For the three months ended March 31, 2026, represents interest expense, net, income tax expense, net, and costs related to a certain litigation matter. For the three months ended March 31, 2025, represents interest expense, net, income tax expense, net, and transaction costs associated with the Merger Agreement.

Liquidity and Capital Resources
As of March 31, 2026, our existing cash and cash equivalents and available-for-sale marketable securities were $170.7 million.
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
In October 2025, we filed an automatic universal shelf registration statement that provides for the sale of our Class A common stock and other securities, and up to an aggregate of $100.0 million of our Class A common stock that may be issued from time to time under a Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”). As of March 31, 2026, approximately $78.2 million of capacity remained available under this Sales Agreement.
On February 27, 2026, we entered into a Loan Agreement (the “Loan Agreement”), among Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C. (collectively referred to herein as “Blackstone”), certain of our subsidiaries party thereto as guarantors (collectively, the “Guarantors”), Wilmington Trust, National Association, as Agent and the lenders from time to time party thereto (collectively, the “Lenders”).
The Loan Agreement provides for a term loan in an aggregate principal amount of $100.0 million (the “Term Loan”), which was funded on February 27, 2026 (the “Closing Date”). See Note 8, “Long-Term Debt” for further information.
Material Cash Requirements for Known Contractual Obligations and Commitments
We anticipate fulfilling our contractual obligations and commitments with existing cash and cash equivalents and available-for-sale marketable securities or through additional capital raised to finance our operations.
As discussed in the notes to our condensed consolidated financial statements, in 2022, we entered into an agreement with one of our third-party payors to settle claims related to coverage and billing matters allegedly resulting in overpayments by the payor to Legacy Sema4. As of March 31, 2026, remaining payments due to the payor were $2.0 million. For more information regarding this matter, see Note 4, “Revenue Recognition” to our consolidated financial statements included in our 2025 Form 10-K and Note 3, “Revenue Recognition,” to our condensed consolidated financial statements included within this Quarterly Report, respectively.
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
Our critical accounting policies and estimates are described in Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements, and Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the 2025 Form 10-K. Other than disclosed in Note 2, there have been no material changes to our critical accounting policies and estimates in the current period.

Cash Flows

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by operating activities	$(32,408)	$10,182
Net cash used in investing activities	(17,255)	(9,408)
Net cash provided by financing activities	38,590	13,718
Operating Activities
Net cash used in operating activities during the three months ended March 31, 2026 was $32.4 million, driven by a net loss of $63.3 million, net adjustments of $54.1 million and a change in operating assets and liabilities of $23.2 million. The impact of the change in operating assets and liabilities was primarily driven by decreased accounts payables and accrued expenses due to the timing of vendor payments and a decrease in other assets and liabilities due to the timing of associated payments.
Net cash provided by operating activities during the three months ended March 31, 2025 was $10.2 million, driven by a net loss of $6.5 million, net adjustments of $13.4 million and a change in operating assets and liabilities of $3.4 million. The impact of the changes in operating assets and liabilities was primarily driven by increased accounts payables and accrued expenses due to the timing of vendor payments and orders with suppliers which was partially offset by an increase in accounts receivable, driven by growth in exome and genome test volumes.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2026 was $17.3 million, which included purchases of marketable securities of $20.2 million and purchases of property and equipment and development of internal-use software of $6.5 million. This was partially offset by proceeds from maturities of marketable securities of $8.5 million.
Net cash used in investing activities during the three months ended March 31, 2025 was $9.4 million, which included purchases of marketable securities of $17.2 million and property and equipment of $6.1 million, partially offset by $13.9 million in proceeds from the maturities of marketable securities.
Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2026 was $38.6 million, which primarily reflected proceeds from long term debt, net of issuance costs, of $97.0 million and partially offset by the repayment of existing long-term debts in the amounts of $54.0 million and $4.4 million. For more information regarding our long-term debt, see Note 8, “Long-term Debt.”
Net cash provided by financing activities during the three months ended March 31, 2025 was $13.7 million, primarily driven by the $13.9 million net proceeds from our prior ATM offering, net of issuance costs.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, available-for-sale marketable securities and restricted cash consists of bank deposits and money market funds, which totaled $171.7 million and $172.3 million as of March 31, 2026 and December 31, 2025, respectively. Such interest-bearing instruments carry a degree of risk. However, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A 100-basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and restricted cash.
We are also exposed to interest rate risk on our variable rate debt associated with the Blackstone term loan facility. Changes in interest rates can impact future interest payments we are obligated to pay. A 100-basis point change in interest rates would not have a material effect on the total future interest payments.
See Note 8, “Long-Term Debt” for further information.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026, because of the material weaknesses in internal control over information technology general controls, or ITGCs previously identified for the year ended December 31, 2025, as described below, has not been fully remediated as of March 31, 2026.
Previously Reported Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As described in more detail in Item 9A. “Controls and Procedures” of our 2025 Form 10-K, we identified a material weakness in internal control related to deficiencies in the design and operating effectiveness of IT general controls related to segregation of duties in the program change management process for a single IT system that supports certain aspects of our revenue processes. As a result, certain automated controls and business process controls related to recording revenue that are dependent on the affected IT system or the information from such IT system were also deemed ineffective.
Remediation of Previously Reported Material Weakness
Our management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weakness. The Company has continued to improve its organizational capabilities and continues to implement processes and controls to remediate the material weakness, including:
•Enhancing system settings within the impacted IT application to enforce segregation of duties and align with control design requirements.
•Implementing and formalized change management and monitoring controls to support improved governance over changes to the affected IT application.
While we have performed the remediation activities to strengthen our controls to address the identified material weakness, we do not consider the material weakness to be remediated until new internal controls have been operational for a sufficient period of time and management has tested these controls to conclude that they are designed and operating effectively. We will continue to monitor the effectiveness of our remediation activities.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1, Note 9, “Purchase Commitments and Contingencies” to our condensed consolidated financial statements included within this Quarterly Report and is incorporated herein by reference.
Item 1A. Risk Factors
Except for as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” of our 2025 Form 10-K:
Our credit agreement contains operating and financial restrictions that may limit our business and financing activities.
Our credit agreement with Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C. (collectively referred to herein as “Blackstone”) contains operating and financial restrictions that may limit our business and financing activities. In particular, our credit agreement includes customary affirmative and negative covenants and events of default, including negative covenants that restrict, among other things, our ability to incur indebtedness and liens, dispose of property and make investments. In addition, the credit agreement requires us to maintain aggregate unrestricted cash of not less than $50.0 million following the closing date. The operating and financial restrictions in the credit agreement, as well as any other financing arrangements that we may enter into, may limit our ability to finance our operations, or engage in, expand, or otherwise pursue our business activities and strategies. Our ability to comply with these or other covenants may be affected by events beyond our control, and future breaches of these or other covenants could result in a default under the credit agreement or any other financing arrangement. If not waived, future defaults could cause all of the outstanding indebtedness under our credit agreement or other financing arrangement to become immediately due and payable and terminate all commitments to extend further credit, if any. Furthermore, if we were unable to repay our credit agreement or other indebtedness then due and payable, secured lenders could proceed against the assets, if any, securing such indebtedness. A default would also likely significantly diminish the market price of our securities.
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
Future volatility in the market price for our securities may occur in response to factors beyond our control, including actual or anticipated fluctuations in our quarterly financial results, changes in market expectations regarding our operating performance, public reaction to our press releases and SEC filings, competitive developments, changes in financial estimates or recommendations by securities analysts which may result in the loss of investor confidence, and general economic and political conditions such as the war in the Middle East. These risk factors, and any other risk factors described in this Annual Report, could materially adversely affect our business and the market price of our securities, which may trade at prices significantly below the price paid for them and may not recover. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Recent Sales of Unregistered Securities
On March 6, 2026, the Company entered into separate subscription agreements with Katherine Stueland, our Chief Executive Officer, and Kevin Feeley, of Chief Financial Officer, for the purchase of 3,404 and 1,986 shares of common stock, respectively, at a price of $88.11 per share. The purchase price represented the closing price of the Company’s common stock on the Nasdaq Global Select Market on the date of the agreements.
On March 10, 2026, the Company issued an aggregate of 5,390 shares of common stock to these executive officers for total gross proceeds of $0.5 million. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the

Securities Act of 1933, as amended, as transactions not involving a public offering. The Company intends to use the proceeds for general corporate purposes and did not pay any underwriting discounts or commissions in connection with the issuances.
Other than the issuances described above, the Company did not sell any equity securities during the quarter ended March 31, 2026 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Plan Adoptions and Modifications
None.
Supplemental Disclosure to our Annual Report on Form 10-K for the year ended December 31, 2025
The following updates Part I, Item 1. “Business—Intellectual Property—Patents” in our 2025 Form 10-K:
Patents
The fields of genomic and health information analysis present limited opportunities for patent protection, based on current legal precedents. Our patent protection strategy has focused on seeking protection for certain of our non-gene specific technology and our specific biomarkers. In this regard, we have one issued U.S. design patent, thirteen pending U.S. non-provisional utility patent applications, two pending U.S. provisional patent applications, and four pending international PCT patent applications. The issued U.S. design patent relates to a display screen with a graphical user interface. The utility patent applications include an international PCT patent application and a U.S. patent application related to performing phenotypic fit analysis, an international PCT patent application and a U.S. patent application related to analyzing genetic variations and phenotypes, an international PCT patent application and a U.S. patent application related to modeling inference of mutation impact, a U.S. patent application related to generating a cancer determination from electronic health records using a cancer determination analysis system, a U.S. patent application related to providing a homologous recombination DNA repair deficiency score for a cancer patient, a U.S. patent application related to therapeutic treatment for subjects having certain polymorphic markers associated with specific human leukocyte antigen alleles, a U.S. patent application relating to analyzing phenotype-causing genomic variants, a U.S. patent application relating to prioritizing phenotype-causing genomic variants in combination with biomedical ontologies, a U.S. patent application relating to prioritizing phenotype-causing genomic variants in combination with clinical information, and an international PCT patent application relating to analyzing long biological sequence data. If patents are issued from the currently pending applications, the earliest patents will begin expiring in the early 2030s, subject to potential extensions of the patent term that will be calculated based on the length of the patent examination process. The claim scope of any potentially issued patents stemming from the present applications may be narrower than included in the initial filings due to any amendments that may arise throughout their prosecution.
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
Recent Accounting Pronouncements
Additional information on recent accounting pronouncements can be found in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included within our 2025 Form 10-K, and Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Quarterly Report.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into this Quarterly Report.

No.	Description of Exhibit	Filed Herewith
10.1+	Loan Agreement, dated February 27, 2026, between the Company and Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C..	X

10.2+	Security Agreement, dated February 27, 2026, by the Company in favor of Wilmington Trust, National Association.	X

10.3*	Non-Employee Director Compensation Policy, effective April 10, 2025, amended April 23, 2026.	X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).	X

*	Management Contract or Compensatory Plan
**	Furnished
+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENEDX HOLDINGS CORP.

Date:	May 4, 2026		/s/ Katherine Stueland
		Name:	Katherine Stueland
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 4, 2026		/s/ Kevin Feeley
		Name:	Kevin Feeley
		Title:	Chief Financial Officer (Principal Financial Officer)