Form 10-Q
period 2026-06-30
GeneDx Holdings Corp.
filed 2026-08-03
CIK 1818331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 29,822,541 shares of Class A common stock, par value $0.0001, outstanding at July 27, 2026.

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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements
GeneDx Holdings Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$60,317	$104,997
Marketable securities	72,231	66,285
Accounts receivable	83,610	74,370
Inventory, net	17,820	13,951
Prepaid expenses and other current assets	12,382	8,685
Total current assets	246,360	268,288
Operating lease right-of-use assets	33,535	23,412
Property and equipment, net	54,316	45,693
Goodwill	1,641	13,520
Intangible assets, net	141,350	168,481
Other assets	4,284	4,316
Total assets	$481,486	$523,710
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$42,091	$57,645
Short-term lease liabilities	5,709	4,404
Other current liabilities	26,828	46,859
Total current liabilities	74,628	108,908
Long-term debt, net of current portion	96,836	48,176
Long-term lease liabilities	64,857	56,046
Other liabilities	71	1,641
Deferred taxes	873	757
Total liabilities	237,265	215,528
Purchase commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred Stock, $0.0001 par value: 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Class A common stock, $0.0001 par value: 1,000,000,000 shares authorized, 29,803,164 and 29,245,296 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	1,698,427	1,680,738
Accumulated deficit	(1,454,551)	(1,373,495)
Accumulated other comprehensive income	342	936
Total stockholders’ equity	244,221	308,182
Total liabilities and stockholders’ equity	$481,486	$523,710
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue
Diagnostic test revenue	$111,886	$100,100	$213,185	$185,859
Other revenue	2,554	2,592	3,509	3,948
Total revenue	114,440	102,692	216,694	189,807
Cost of services	36,202	31,790	70,245	60,429
Gross profit	78,238	70,902	146,449	129,378
Research and development	19,656	15,079	39,460	27,656
Selling, general and administrative	76,037	46,863	150,628	97,313
Impairment loss	—	—	31,287	—
(Loss) income from operations	(17,455)	8,960	(74,926)	4,409

Non-operating (expense) income, net
Change in fair value of financial liabilities	220	2,181	2,760	1,081
Interest expense, net	(1,185)	(817)	(1,902)	(1,457)
Loss on extinguishment of debt	—	—	(6,565)	—
Other income (expense), net	162	239	(44)	448
Total non-operating (expense) income, net	(803)	1,603	(5,751)	72
(Loss) income before income taxes	(18,258)	10,563	(80,677)	4,481
Income tax benefit (expense)	518	246	(379)	(201)
Net (loss) income	$(17,740)	$10,809	$(81,056)	$4,280

Other comprehensive (loss) income, net of tax
Unrealized loss related to available for sale securities, net	(341)	(93)	(594)	(18)
Comprehensive (loss) income	$(18,081)	$10,716	$(81,650)	$4,262

Weighted-average shares outstanding of Class A common stock - Basic	29,710,139	28,579,704	29,523,669	28,365,018
Basic (loss) earnings per share, Class A common stock	$(0.60)	$0.38	$(2.75)	$0.15
Weighted-average shares outstanding of Class A common stock - Diluted	29,710,139	29,753,933	29,523,669	29,642,555
Diluted (loss) earnings per share, Class A common stock	$(0.60)	$0.36	$(2.75)	$0.14
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share amounts)

	Three months ended June 30, 2026
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at March 31, 2026	29,666,318	$3	$1,690,249	$(1,436,811)	$683	$254,124
Net loss	—	—	—	$(17,740)	—	(17,740)
Stock-based compensation expense	—	—	6,342	—	—	6,342
Vested restricted stock units converted to common stock	96,928	—		—	—	—
Issuance of common stock pursuant to employee stock purchase plan and other	39,918	—	1,836	—	—	1,836
Other comprehensive loss, net of tax	—	—	—	—	(341)	(341)
Balance at June 30, 2026	29,803,164	$3	$1,698,427	$(1,454,551)	$342	$244,221

	Six months ended June 30, 2026
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2025	29,245,296	$3	$1,680,738	$(1,373,495)	$936	$308,182
Net loss	—	—	—	(81,056)	—	(81,056)
Common stock issued pursuant to stock option exercises	2,314	—	58	—	—	58
Stock-based compensation expense	—	—	15,338	—	—	15,338
Vested restricted stock units converted to common stock	510,246	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan and other	39,918	—	1,817	—	—	1,817
Issuance of common stock from subscription agreements	5,390	—	476	—	—	476
Other comprehensive loss, net of tax	—	—	—	—	(594)	(594)
Balance at June 30, 2026	29,803,164	$3	$1,698,427	$(1,454,551)	$342	$244,221

	Three months ended June 30, 2025
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at March 31, 2025	28,530,337	$2	$1,615,501	$(1,359,003)	$905	$257,405
Net income	—	—	—	$10,809	—	10,809
Common stock issued pursuant to stock option exercises	1,990	—	65	—	—	65
Stock-based compensation expense	—	—	7,813	—	—	7,813
Vested restricted stock units converted to common stock	153,057	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	22,674	—	1,262		—	1,262
Issuance of common stock in ATM offering, net of issuance costs	—	—	(128)		—	(128)
Other comprehensive loss, net of tax	—	—	—	—	(93)	(93)
Balance at June 30, 2025	28,708,058	$2	$1,624,513	$(1,348,194)	$812	$277,133

	Six months ended June 30, 2025
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2024	28,016,545	$2	$1,596,889	$(1,352,474)	$830	$245,247
Net income	—	—	—	4,280	—	4,280
Common stock issued pursuant to stock option exercises	35,432	—	800	—	—	800
Stock-based compensation expense	—	—	11,796	—	—	11,796
Vested restricted stock units converted to common stock	483,407	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	22,674	—	1,262		—	1,262
Issuance of common stock in ATM offering, net of issuance costs	150,000	—	13,766	—	—	13,766
Other comprehensive loss, net of tax	—	—	—	—	(18)	(18)
Balance at June 30, 2025	28,708,058	$2	$1,624,513	$(1,348,194)	$812	$277,133
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2026	2025
Operating activities
Net (loss) income	$(81,056)	$4,280
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	13,523	11,869
Stock-based compensation expense	15,338	11,796
Change in fair value of financial liabilities	(2,760)	(1,081)
Deferred tax expense	379	202
Change in third party payor reserves	(1,022)	5,014
Loss on extinguishment of debt	6,565	—
Impairment loss	31,287	—
Other	2,157	1,510
Change in operating assets and liabilities:
Accounts receivable	(9,240)	(9,889)
Inventory	(3,973)	(1,404)
Accounts payable and accrued expenses	(12,566)	7,199
Other assets and liabilities	(20,021)	(8,894)
Net cash (used in) provided by operating activities	(61,389)	20,602
Investing activities
Acquisition of business, net of cash acquired	—	(33,195)
Purchases of marketable securities	(29,065)	(30,770)
Proceeds from sales of marketable securities	2,272	—
Proceeds from maturities of marketable securities	20,475	26,705
Purchases of property and equipment and development of internal-use software	(16,567)	(8,498)
Net cash used in investing activities	(22,885)	(45,758)
Financing activities
Proceeds from long term debt, net of issuance costs	96,699	—
Proceeds from offerings, net of issuance costs	—	13,766
Proceeds from issuance of common stock from subscription agreements	476	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	1,793	1,262
Exercise of stock options	58	800
Repayment of long-term debt, including prepayment penalty - Perceptive	(54,000)	—
Repayment and principal payments for long-term debt - DECD	(4,447)	(602)
Finance lease principal payments	(984)	(1,162)
Net cash provided by financing activities	39,595	14,064
Net decrease in cash, cash equivalents and restricted cash	(44,679)	(11,092)
Cash, cash equivalents and restricted cash, at beginning of period	105,989	86,202
Cash, cash equivalents and restricted cash, at end of period	$61,310	$75,110

Supplemental disclosures of cash flow information
Cash paid for interest	$3,813	$3,210
Cash paid for taxes	$2,221	$920
Lease liability from obtaining right-of-use asset	$12,086	$—
Purchases of property and equipment in accounts payable and accrued expenses	$3,154	$5,752
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the accounting disclosure rules and regulations of the SEC regarding interim financial reporting. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP. These condensed financial statements consolidate the operations and accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Unless otherwise noted, all tabular dollars are in thousands, except per share amounts. Certain reclassifications have been made to the prior year condensed consolidated financial statements in order to conform to the current year’s presentation including the consolidation of the former Fabric Genomics and Legacy Sema4 operating segments into the GeneDx reportable segment effective in the second quarter of 2026. See Note 15, “Segment Reporting” for more information.
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
Concentration of Credit Risk
The Company assesses both the self-pay patient and, if applicable, the third-party payor groups that reimburses the Company on the patient’s behalf when evaluating concentration of credit risk. Significant patients and payor groups are those that represent more than 10% of the Company’s total revenues for the period or accounts receivable balance at each respective balance sheet date. The significant concentrations of accounts receivable as of June 30, 2026 and December 31, 2025 were primarily from large managed care insurance companies, institutional billed accounts, and data arrangements. The Company does not require collateral as a means to mitigate customer credit risk.
For each significant payor group, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three months ended June 30,		Six months ended June 30,		June 30,	December 31,
	2026	2025	2026	2025	2026	2025
Payor group A(1)	25%	23%	25%	24%	22%	18%
Payor group B(1)	31%	30%	31%	31%	23%	27%
(1)The significant payor groups identified in the table above represent multiple payors aggregated based on similar contract terms and reimbursement patterns. No single payor or individual client accounted for more than 10% of revenue or receivables for the current period.
The Company is subject to a concentration of risk from a limited number of suppliers for certain reagents, laboratory equipment and laboratory supplies. One supplier accounted for approximately 14% and 20% of spend for the three months ended June 30, 2026 and 2025, respectively, and 23% and 22% for the six months ended June 30, 2026 and 2025, respectively. This risk is managed by maintaining a target quantity of surplus stock. Alternative suppliers are available for the majority of these reagents and supplies.
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
3. Revenue Recognition
Disaggregated Revenue
The following table summarizes the Company’s disaggregated revenue by payor category:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Diagnostic test revenue:
Patients with third-party insurance	$94,726	$81,104	$179,645	$149,163
Institutional customers	16,118	18,657	32,212	36,261
Self-pay patients	1,042	339	1,328	435
Total diagnostic test revenue	111,886	100,100	213,185	185,859
Other revenue	2,554	2,592	3,509	3,948
Total	$114,440	$102,692	$216,694	$189,807
Reassessment of Variable Consideration
Subsequent changes to the estimate of the transaction price, determined on a portfolio basis when applicable, are generally recorded as adjustments to revenue in the period of the change. The Company updates estimated variable consideration quarterly.
For the three months ended June 30, 2026 and 2025, the total change in estimate resulted in a net increase to revenue of $7.3 million and $5.6 million, respectively, resulting from changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligations were met, and potential and actual settlements with third party payors.
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
As of June 30, 2026 and December 31, 2025, the Company’s third-party payor reserves were $1.9 million and $5.0 million, respectively, and were recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets.
4. Fair Value Measurements
The following tables set forth the fair value of financial instruments that were measured at fair value on a recurring basis:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$57,554	$57,554	$—	$—
U.S. treasury bonds	32,003	—	32,003	—
Corporate and municipal bonds	39,780	—	39,780	—
Total financial assets	$129,337	$57,554	$71,783	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$85,381	$85,381	$—	$—
U.S. treasury bonds	32,079	—	32,079	—
Corporate and municipal bonds	33,854	—	33,854	—
Total financial assets	$151,314	$85,381	$65,933	$—

Financial Liabilities:
Public warrant liability	$755	$755	$—	$—
Private warrant liability	345	—	345	—
Contingent consideration	1,570	—	—	1,570
Total financial liabilities	$2,670	$755	$345	$1,570
As of June 30, 2026, the financial liabilities that were measured at fair value on a recurring basis were valued at zero.
There were no transfers between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2026 and 2025.
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
The Company’s marketable securities presented in the condensed consolidated balance sheet as of June 30, 2026 have maturity dates ranging from 2026 through 2029 and are classified as current assets as these investments are intended to be readily available to fund current operations. The differences between the fair value and amortized cost basis of each security are the unrealized gains or losses recorded in accumulated other comprehensive income. As of June 30, 2026, the amortized cost for maturities less than one year and greater than one year were $38.2 million and $33.3 million, respectively.

Public and Private Warrants
As of the consummation of the merger in July 2021 in connection with the Business Combination, there were 666,516 warrants to purchase shares of Class A common stock outstanding, including 447,223 public warrants and 219,293 private placement warrants. As of June 30, 2026, there were 666,515 warrants to purchase shares of Class A common stock outstanding, including 457,323 public warrants and 209,192 private placement warrants outstanding. Each warrant expires five years after the Business Combination or earlier upon redemption or liquidation, and entitles the holder to purchase one share of Class A common stock at an exercise price of $379.50 per share, subject to adjustment, at any time commencing on September 4, 2021. The public and private warrants expired on July 22, 2026.
As of June 30, 2026, the Company had the right to redeem the outstanding public warrants if the price per share of the Class A common stock equaled or exceeded $594.00 as described below:
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
As of June 30, 2026, the Company had the right to redeem the outstanding warrants if the price per share of the Class A common stock equaled or exceeded $330.00 as described below:
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
For the three and six months ended June 30, 2026, a gain of $0.2 million and $1.1 million, respectively, was recorded within the change in fair value of financial liabilities in the condensed consolidated statements of operations and comprehensive (loss) income. The change in fair value of the warrants for the three and six months ended June 30, 2025 was a gain of $3.1 million and $2.0 million, respectively.

Contingent Consideration
Pursuant to the Merger Agreement, the Company agreed to pay up to (i) $10.5 million in cash, shares of Class A common stock or a combination thereof, subject to Fabric Genomics achieving gross revenue equal to or above $6.0 million and a gross margin equal to or above 69% for the fiscal year ending December 31, 2025 (the “First Milestone Payment”), with the amount of the First Milestone Payment determined by multiplying $7.0 million by the quotient obtained by dividing Fabric Genomics’ gross revenue for the fiscal year ending December 31, 2025 by $8.0 million, and (ii) $7.5 million in cash, shares of Class A common stock or a combination thereof, as determined by the Company in its sole discretion, on or prior to April 30, 2027 subject to Fabric Genomics achieving gross revenue equal to or above $9.0 million and a gross margin equal to or above 69% for the fiscal year ending December 31, 2026 (the “Second Milestone Payment” and, together with the First Milestone Payment, the “Milestone Payments”), with the amount of the Second Milestone Payment determined by multiplying $5.0 million by the quotient obtained by dividing Fabric Genomics’ gross revenue for the fiscal year ending December 31, 2026 by $12.0 million. The shares of Class A common stock issued, if any, pursuant to the Milestone Payments are referred to as the “Milestone Shares.” Any Milestone Shares that are issued will be valued at $93.0318 per share based on the average of the daily volume average weighted price of the Class A common stock over the period of 30 trading days ended April 11, 2025.
The measurement period for the First Milestone Payment was completed on December 31, 2025, and the Company determined the amount of the liability based on the gross revenue and gross margin achieved by Fabric Genomics for the year ended December 31, 2025. As of June 30, 2026 and December 31, 2025, the amount reported for the First Milestone payment in the condensed consolidated balance sheets was $5.4 million.
The fair value of the Second Milestone Payment was determined based on a Monte Carlo simulation valuation model, and is categorized as Level 3 of the fair value hierarchy as the Company utilizes unobservable inputs in estimating the fair value. Estimates and assumptions utilized in the Monte Carlo simulation model include risk-adjusted forecasted revenue and gross margin, revenue and gross profit volatility rates, expected stock price volatility, and discount rates which are based on the cost of debt and equity. As of June 30, 2026, the Company did not utilize a Monte Carlo simulation model and instead performed a probability assessment to estimate the fair value of the Second Milestone Payment. Based on this assessment, the Company determined that it was probable that the revenue target would not be achieved and accordingly, that the Second Milestone Payment would not be paid.
The following table summarizes the Level 3 inputs used in the valuation of the contingent consideration at December 31, 2025:

December 31, 2025
Discount rate	3.5%
Expected term (in years)	1.3
Equity volatility	85.0%
Revenue volatility	12.5%
Gross margin volatility	30.0%
As of June 30, 2026 and December 31, 2025, the amount of contingent consideration reported in the condensed consolidated balance sheets for the Second Milestone Payment was zero and $1.6 million, respectively. During the six months ended June 30, 2026 and 2025, a gain of $1.6 million and loss of $0.9 million, respectively, was recorded within the change in fair value of financial liabilities in the condensed consolidated statements of operations and comprehensive (loss) income.

5. Property and Equipment, net
Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
Laboratory equipment	$40,108	$32,197
Leasehold improvements	14,815	14,802
Computer equipment	13,334	10,951
Building under finance lease	4,529	4,529
Equipment under finance leases	689	689
Furniture, fixtures and other equipment	618	595
Construction in-progress	11,671	7,447
Total property and equipment	85,764	71,210
Less: accumulated depreciation and amortization	(31,448)	(25,517)
Property and equipment, net	$54,316	$45,693
For the three months ended June 30, 2026 and 2025, depreciation and amortization expense was $3.1 million and $2.3 million, respectively. For the six months ended June 30, 2026 and 2025, depreciation and amortization expense was $5.8 million and $4.5 million, respectively.
Depreciation and amortization expense is included within the condensed consolidated statements of operations and comprehensive (loss) income as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of services	$1,726	$1,389	$3,188	$2,464
Research and development	271	209	495	581
Selling, general and administrative	1,098	688	2,117	1,413
Total depreciation and amortization expense	$3,095	$2,286	$5,800	$4,458
6. Goodwill and Intangible Assets
The change in the carrying amount of goodwill during the six months ended June 30, 2026 was as follows:

Balance at December 31, 2025	$13,520
Impairment charges	(11,879)
Balance at June 30, 2026	$1,641
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

The following table reflects, as of June 30, 2026, the carrying values and remaining useful lives of acquired intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Weighted-Average Amortization Period (Years)
Tradenames and trademarks	$54,500	$(13,296)	$(4,225)	$36,979	11.8
Developed technology	62,900	(26,617)	(10,182)	26,101	4.3
Customer relationships	104,100	(20,829)	(5,001)	78,270	15.8
	$221,500	$(60,742)	$(19,408)	$141,350	12.7
Amortization expense for intangible assets was $3.6 million and $3.9 million for the three months ended June 30, 2026 and 2025, respectively, and $7.7 million and $7.4 million for the six months ended June 30, 2026 and 2025, respectively. Amortization expense for intangible assets was recorded in selling, general and administrative expenses within the condensed consolidated statements of operations and comprehensive (loss) income for each respective period.
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
7. Related Party Transactions
Related party expenses include the purchase of diagnostic testing kits and lab materials from Twist Biosciences (“Twist”). Transactions with Twist are at arm’s length and represent market rates. The Company incurred $1.6 million and $1.7 million in purchases, and $1.8 million and $2.2 million was recorded in cost of services in the condensed consolidated statements of operations and comprehensive (loss) income for the three months ended June 30, 2026 and 2025, respectively. The Company incurred $3.6 million and $4.2 million in purchases, and $3.6 million and $4.1 million was recorded in cost of services in the condensed consolidated statements of operations and comprehensive (loss) income for the six months ended June 30, 2026 and 2025, respectively. Payables due as of June 30, 2026 and December 31, 2025 were $0.3 million and $0.6 million, respectively.
8. Long-Term Debt
As of June 30, 2026, long-term debt matures as follows:

Term loan due 2031	$100,000
Less: debt issuance costs	(3,164)
Total long-term debt, net of debt issuance costs	$96,836
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
Amendment and Restatement of Loan Agreement
On August 3, 2026, the Company entered into an Amended and Restated Loan Agreement (the “Amended Loan Agreement”) with Blackstone, the Guarantors, and the Lenders. The Amended Loan Agreement amends and restates the Company’s existing Loan Agreement and provides for an additional $50.0 million term loan facility, bringing the aggregate principal amount available under the facility to $150.0 million. The proceeds of the additional term loan are expected to be used for general corporate purposes and to pay fees and expenses associated with the financing.
Amounts outstanding under the incremental term loan facility bear interest at a rate equal to Term SOFR plus 5.50%, subject to a 1.50% SOFR floor. The term loans mature five years following the original February 2026 closing date and are subject to customary mandatory and voluntary prepayment provisions, including applicable prepayment premiums. The Company’s obligations under the Amended Loan Agreement are guaranteed by certain of its subsidiaries and secured by a first-priority lien on substantially all of the assets of the Company and the Guarantors. The Amended Loan Agreement contains customary affirmative and negative covenants, events of default and minimum liquidity requirements, including a requirement that the Company maintain minimum liquidity of $75.0 million.
Securities Purchase Agreement
On August 3, 2026, concurrently with the execution of the Amended Loan Agreement, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain affiliates of Blackstone (collectively, the “Investors”), pursuant to which the Investors agreed to purchase approximately $5.0 million of the Company’s Class A common stock in a private placement transaction.
Pursuant to the Purchase Agreement, the Company agreed to issue and sell to the Investors approximately 81,967 shares of Class A common stock at a purchase price of $61.00 per share, for aggregate gross proceeds of approximately $5.0 million. The closing of the private placement is subject to customary closing conditions and is expected to occur substantially concurrently with the funding of the incremental term loan facility.
The Purchase Agreement contains customary representations, warranties and covenants of the parties.
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
For the six months ended June 30, 2026, the Company expensed $6.6 million to write off the prepayment premium and all remaining unamortized deferred financing fees associated with the Credit Agreement and reported these aggregate charges as a loss on extinguishment of debt within the condensed consolidated statement of operations.
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

9. Purchase Commitments and Contingencies
Purchase Commitments
The following sets forth purchase commitments with software and equipment providers as of June 30, 2026 with a remaining term of at least one year:

2026 (remainder of year)	$9,434
2027	16,300
2028	10,693
2029	4,073
2030	978
Total purchase commitments	$41,478
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
Except as described below, the Company was not a party to any material legal proceedings as of June 30, 2026, nor is it a party to any material legal proceedings as of the date of issuance of these condensed consolidated financial statements.
Basma and Kanungo Putative Class Action Lawsuits
On June 4, 2026 and July 28, 2026, putative securities class action lawsuits were filed in the United States District Court for the District of Connecticut against the Company and certain of the Company's current officers, styled Basma v. GeneDx Holdings Corp., et al., 3:26-cv-00880 (D. Conn.) and Kanungo v. GeneDx Holdings Corp., et al., 3:26-cv-01203 (D. Conn.), respectively. Both complaints purport to bring suit on behalf of stockholders who purchased the Company's publicly traded securities between April 16, 2025 and May 4, 2026, and allege that the defendants made false and misleading statements about the impact of the Fabric Genomics acquisition on the overall business of the Company, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and seek unspecified compensatory damages, fees and costs. The parties in the Basma action have agreed to postpone the Company's response until the appointment of a lead plaintiff.

Helo Putative Class Action
On September 7, 2022, a putative securities class action lawsuit was filed in the United States District Court for the District of Connecticut, styled Helo v. Sema4 Holdings Corp., et al., 3:22-cv-01131 (D. Conn.) against the Company and certain of the Company’s current and former officers. Following the appointment of a lead plaintiff, an amended complaint was filed on January 30, 2023. The defendants moved to dismiss the amended complaint on August 21, 2023, and that motion was granted on July 31, 2024. A second amended complaint was filed on September 13, 2024. As amended, the complaint purports to bring suit on behalf of the stockholders who purchased the Company’s publicly traded securities between January 18, 2022 and August 15, 2022. The second amended complaint does not reassert most of the earlier allegations, and purports to allege that the defendants made false and misleading statements about the abilities and potential of Centrellis, the Company’s proprietary intelligence platform, in violation of Sections 10(b) and 20(a) of the Exchange Act, and seeks unspecified compensatory damages, fees and costs. The Company’s motion to dismiss the second amended complaint was denied on June 23, 2025, and the parties subsequently engaged in discovery.

During the first quarter of 2026, the parties in the Helo putative class action reached an agreement in principle to resolve all claims for approximately $4.8 million, and intend to execute a formal stipulation of settlement reflecting such agreement in principle. To be finalized, the settlement must first be approved by the United States District Court for the District of Connecticut. There can be no assurance that the Court will approve such settlement. During the fourth quarter of 2025, the Company reserved the aforementioned settlement and associated litigation costs, totaling approximately $6.0 million, which are reported in accounts payable and accrued expenses on the condensed consolidated balance sheet as of December 31, 2025. During the six months ended June 30, 2026, the Company incurred $0.8 million in associated litigation costs reported in accounts payable and accrued expenses on the condensed consolidated balance sheet as of June 30, 2026.
Other Legal Proceedings
On November 28, 2023, a stockholder filed a derivative suit, allegedly on behalf of the Company, based largely on the same allegations in the Helo securities class action referenced above. The suit was filed in federal court in the District of Delaware, styled Ghazaleh v. Schadt, et al., 1:23-cv-01357 (D. Del.), and purports to assert claims against certain of the Company’s former and current officers and directors under Section 10(b) of the Exchange Act, and for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment and corporate waste. The Company is named only as a nominal defendant. The complaint seeks damages on the Company’s behalf, and seeks corporate governance and other relief. On March 11, 2024, the Court issued an order staying this suit pending resolution of or announcement of a settlement in the Helo putative class action referenced above (or certain other developments).
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
10. Stock-Based Compensation
Stock-based compensation expense is included within the condensed consolidated statements of operations and comprehensive (loss) income as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of services	$561	$193	$941	$361
Research and development	1,387	1,422	2,793	1,841
Selling, general and administrative	4,394	6,198	11,604	9,594
Total stock-based compensation expense(1)(2)	$6,342	$7,813	$15,338	$11,796
(1)The Company recorded an aggregate reversal of stock-based compensation of $2.4 million and $0.2 million during the three months ended June 30, 2026 and 2025, respectively, and $3.2 million and $0.8 million during the six months ended June 30, 2026 and 2025, respectively, due to forfeiture activities upon employee terminations.
(2)Includes $1.1 million and $0.4 million of expenses related to the 2021 Employee Stock Purchase Plan for the three months ended June 30, 2026 and 2025, respectively, and $2.2 million and $0.7 million of expenses for the six months ended June 30, 2026 and 2025, respectively.

Stock Incentive Plans
The Company maintains the Amended and Restated 2021 Equity Incentive Plan (as amended and restated, the “2021 Plan”) and the 2023 Equity Inducement Plan (the “Equity Inducement Plan”), which allow for grants of equity awards. As of June 30, 2026, there was an aggregate of 3,918,784 shares available for grants of equity awards under the 2021 Plan and Equity Inducement Plan.
Stock Options
All stock options granted under the 2021 Plan are accounted for as service-based equity awards. The following summarizes the stock option activity during the six months ended June 30, 2026:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	199,454	$65.29	6.41	$14,015
Exercised	(2,314)	$25.27
Outstanding at June 30, 2026	197,140	$65.74	5.58	$2,516
Options exercisable at June 30, 2026	195,894	$65.94	5.58	$2,472
Non-vested options outstanding as of June 30, 2026 were 1,246 with a weighted-average grant-date fair value of $24.76. As of June 30, 2026, unrecognized stock-based compensation cost related to the unvested portion of the Company’s stock options was nominal, and is expected to be recognized on a graded-vesting basis over a weighted-average period of 0.2 years.
The weighted-average grant-date fair value and total fair value of options with tranches vested during the six months ended June 30, 2026 was $45.37 and $0.9 million, respectively.
There were no options granted during the six months ended June 30, 2026. The aggregate intrinsic value of options exercised during the six months ended June 30, 2026 was $0.1 million, and is calculated based on the difference between the exercise price and the fair value of the Company’s Class A common stock as of the exercise date.
Restricted Stock Units
Restricted stock units granted under the 2021 Plan are accounted for as either service-based restricted stock units (“RSUs”) or performance-based restricted stock units (“PRSUs”). Restricted stock units convert to Class A common stock on a one-for-one basis as the awards vest. The Company measures the value of restricted stock units at fair value based on the closing price of the underlying common stock on the grant date. The following table summarizes restricted stock unit activity during the six months ended June 30, 2026:

	Restricted Stock Units	Weighted-Average Grant Date-Fair Value Per Unit
Outstanding at December 31, 2025	1,519,733	$42.91
Granted(1)	683,663	$76.94
Vested	(510,246)	$41.51
Forfeited	(170,168)	$75.84
Outstanding at June 30, 2026	1,522,982	$55.07
(1)Includes 124,805 PRSUs granted during the six months ended June 30, 2026 with a weighted-average grant-date fair value of $83.32.
During the six months ended June 30, 2026, the Company approved awards of 87,966 PRSUs to certain executives. The grant date fair value of the PRSUs is based on the fair value of the Company’s Class A common stock on the grant date. The awards have both service-based and performance-based vesting conditions. The actual number of shares earned on vesting ranges from 0% to 200% of the target number of shares granted, depending on the attainment of specified performance goals established for the years ending December 31, 2026 and 2027. In addition, previously awarded PRSUs granted during the six months ended June 30, 2025 achieved the maximum 200% performance level, resulting in the issuance of 36,839 incremental shares during the six months ended June 30, 2026.
The total fair value of restricted stock units vested during the six months ended June 30, 2026 was $21.2 million. As of June 30, 2026, unrecognized stock-based compensation expense related to the Company’s restricted stock units was $50.7 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 2.1 years.

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
The Company issued 39,918 shares of Class A common stock under the 2021 ESPP during the three and six months ended June 30, 2026. As of June 30, 2026, a total of 1,051,915 shares of Class A common stock have been reserved for future issuance under the 2021 ESPP.
11. Income Taxes
Income tax was a $0.5 million benefit and $0.4 million expense for the three and six months ended June 30, 2026, respectively. Income tax was a $0.2 million benefit and $0.2 million expense for the three and six months ended June 30, 2025, respectively. Income taxes for these periods are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events should they occur. The Company’s effective tax rate for the six months ended June 30, 2026 and 2025 was (0.5)% and 4.5%, respectively.
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
12. Net (Loss) Earnings per Share
The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to common stockholders	$(17,740)	$10,809	$(81,056)	$4,280
Denominator:
Basic weighted-average common shares outstanding	29,710,139	28,579,704	29,523,669	28,365,018
Basic (loss) earnings per share	$(0.60)	$0.38	$(2.75)	$0.15

Diluted weighted-average common shares outstanding	29,710,139	29,753,933	29,523,669	29,642,555
Diluted (loss) earnings per share	$(0.60)	$0.36	$(2.75)	$0.14
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the computation of diluted loss per share attributable to common stockholders for the period presented as the effect would be anti-dilutive:

	Three and six months ended June 30,
	2026	2025
Outstanding options and restricted stock units	1,720,122	17,072
Outstanding warrants	666,515	666,515
Outstanding 2021 ESPP shares	39,011	—
Total	2,425,648	683,587
13. Restructuring Costs
During the second quarter of 2026, the Company completed a reduction in workforce resulting in the elimination of approximately 75 positions. The Company expects that all remaining cash severance payments will be complete in less than one year.

Restructuring costs are included within the condensed consolidated statements of operations and comprehensive (loss) income as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of services	$47	$—	$47	$—
Research and development	1,036	—	1,260	28
Selling, general and administrative	2,212	73	2,427	603
Total restructuring expense	$3,295	$73	$3,734	$631
The table below provides restructuring activity during the six months ended June 30, 2026:

	Reserve balance at December 31, 2025	Charged to costs and expenses	Payments and other	Reserve balance at June 30, 2026
Severance	$771	$3,734	$(2,155)	$2,350
14. Supplemental Financial Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets to the total of the same amounts shown on the condensed consolidated statements of cash flows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$60,317	$104,997
Restricted cash (included in other assets)	993	992
Total	$61,310	$105,989
Restricted cash as of June 30, 2026 and December 31, 2025 primarily consists of money market deposit accounts that secure an irrevocable standby letter of credit that serves as collateral for a security deposit for operating leases.
Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid expenses	$11,347	$7,174
Other current assets	1,035	1,511
Total	$12,382	$8,685
Accounts payable and accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Accounts payable	$5,147	$2,461
Accrued expenses	30,204	44,659
Third party payor reserves, short-term	1,943	4,965
Legal reserves	4,797	5,560
Total	$42,091	$57,645

Other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued compensation	$14,608	$29,638
Accrued severance	2,350	771
Due to related parties	320	643
Current portion of long-term debt	—	4,542
Short-term contingent consideration liability	5,353	5,444
Short-term warrant liability	—	1,100
Other	4,197	4,721
Total	$26,828	$46,859
Other liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Long-term contingent consideration liability	—	1,570
Other	71	71
Total	$71	$1,641
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
2025 Sales Agreement
The Company entered into an additional sales agreement (the “2025 Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) in October 2025, pursuant to which the Company may, but is not obligated to, offer and sell, from time to time, shares of its Class A common stock with an aggregate offering price up to $100.0 million through TD Cowen, as sales agent, subject to the terms and conditions described in the Sales Agreement and SEC rules and regulations (the “ATM offering”). During the year ended December 31, 2025, the Company issued 147,583 shares of its Class A common stock in connection with this ATM offering at an average price of $147.44 per share and the proceeds received, net of agent fees and other offering expenses, were $21.1 million. The Company did not issue any shares of its Class A common stock in connection with this ATM offering during the six months ended June 30, 2026. As of June 30, 2026, approximately $78.2 million of capacity remained available under this ATM offering.
15. Segment Reporting
The Company’s structure is aligned with how the chief operating decision maker (“CODM”) reviews the business, makes investing and resource allocation decisions and assesses operating performance. The Company’s CODM is its Chief Executive Officer.
Previously, the Company identified three operating segments: GeneDx, Fabric Genomics and Legacy Sema4. The GeneDx operating segment primarily provides pediatric and rare disease diagnostics with a focus on whole exome and genome sequencing, as well as certain data and information services. The GeneDx operating segment was previously identified as the Company’s one reportable segment, while the Fabric Genomics and Legacy Sema4 operating segments did not meet the quantitative thresholds for reportable segments and were collectively reported in Other.
Effective in the second quarter of 2026, as a result of changes in the Company’s commercial strategy and go-to-market execution, the CODM began managing and evaluating the business on a consolidated basis and no longer reviews the operations of GeneDx, Fabric Genomics, and Legacy Sema4 as separate operating segments. Legacy Sema4 no longer conducts substantive operating activities and is not managed or evaluated as a separate component of the business. Accordingly, the Company determined that these operations now constitute a single operating segment, GeneDx, which is also the Company’s one reportable segment as of June 30, 2026. Prior period segment information has been recast to conform to the current presentation.
The CODM evaluates segment performance based on consolidated net (loss) income, adjusted gross profit, adjusted gross margin, and adjusted net income (loss). As such, net loss (income), which is reported and reconciled with all significant segment expenses in the condensed consolidated statements of operations and comprehensive (loss) income, is the measure of segment profit or loss most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess performance. Adjusted gross profit, adjusted gross margin, and adjusted net income (loss) are additional measures of segment profit or loss.
Adjusted gross profit is a non-GAAP financial measure that the Company defines as revenue less cost of services, excluding depreciation and amortization expense, stock-based compensation expense, and restructuring costs. The Company defines adjusted gross margin as adjusted gross profit divided by revenue.
The following is a reconciliation of adjusted gross profit to gross profit and net (loss) income for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$114,440	$102,692	$216,694	$189,807
Adjusted cost of services	33,868	30,208	66,069	57,604
Adjusted gross profit	$80,572	$72,484	$150,625	$132,203
Adjusted gross margin	70.4%	70.6%	69.5%	69.7%

Reconciliations:
Depreciation and amortization	$1,726	$1,389	$3,188	$2,464
Stock-based compensation	561	193	941	361
Restructuring charges	47	—	47	—
Gross profit	$78,238	$70,902	$146,449	$129,378
Gross margin	68.4%	69.0%	67.6%	68.2%
Operating expenses, net	95,693	61,942	190,088	124,969
Impairment loss	—	—	31,287	—
(Loss) income from operations	(17,455)	8,960	(74,926)	4,409
Total non-operating (expense) income, net	(803)	1,603	(5,751)	72
(Loss) income before income taxes	(18,258)	10,563	(80,677)	4,481
Income tax benefit (expense)	518	246	(379)	(201)
Net (loss) income	$(17,740)	$10,809	$(81,056)	$4,280
Adjusted net income (loss) is a non-GAAP financial measure that the Company defines as net (loss) income adjusted for depreciation and amortization, stock-based compensation expenses, restructuring costs, change in fair value of financial liabilities, interest expense (net), non-core lease costs, impairment loss, loss on extinguishment of debt, income tax benefit (expense), transaction costs and costs related to a legal reserve.

The following is a reconciliation of net (loss) income to adjusted net income (loss) for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(17,740)	$10,809	$(81,056)	$4,280
Depreciation and amortization expense	6,714	6,191	13,523	11,869
Stock-based compensation expense	6,342	7,813	15,338	11,796
Restructuring costs	3,295	73	3,734	631
Change in fair value of financial liabilities	(220)	(2,181)	(2,760)	(1,081)
Interest expense, net	1,185	817	1,902	1,457
Non-core lease costs(1)	1,097	1,405	2,307	2,886
Impairment loss	—	—	31,287	—
Loss on extinguishment of debt	—	—	6,565	—
Other(2)	(262)	(8,539)	1,341	(6,278)
Adjusted net income (loss)	$411	$16,388	$(7,819)	$25,560
(1)Non-core lease costs represent occupancy and related expenses associated with vacant laboratory facilities and office space that are no longer utilized as part of the Company’s operations.
(2)For the three and six months ended June 30, 2026, represents income tax expense, net, and costs related to certain litigation matters. For the three and six months ended June 30, 2025, represents income tax expense, net, transaction costs associated with the Merger Agreement, and a sales-and-use tax refund.
The CODM does not evaluate segment performance using asset information. The measure of segment assets is reported as total assets on the condensed consolidated balance sheets.

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
We believe the number of resulted exome and genome tests in any period is important and useful to our investors because it directly correlates with long-term patient relationships and the size of our genomic database. During the three months ended June 30, 2026, we resulted 30,785 exome and genome tests, which represented 49% of all test results, compared to the three months ended June 30, 2025, in which we resulted approximately 23,246 exome and genome tests, which represented 40% of all test results. During the six months ended June 30, 2026, we resulted 58,273 exome and genome tests, which represented 49% of all test results, compared to the six months ended June 30, 2025, in which we resulted approximately 43,808 exome and genome tests, which represented 40% of all test results.
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

In addition, we generate revenues through software and interpretation services related to rare disease, hereditary risk, and cancer testing. Our customers include clinical laboratories, hospitals, and research institutions. Our ability to increase this revenue will depend on our ability to expand our customer base among hospitals and genomic centers, along with increased adoption of whole genome sequencing and AI-enabled interpretation in clinical workflows.
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

Comparison of the three months ended June 30, 2026 and 2025
The following table sets forth our results of operations for the periods presented:

	Three months ended June 30,
	2026	2025	$ Change	% Change
Revenue
Diagnostic test revenue	$111,886	$100,100	$11,786	12%
Other revenue	2,554	2,592	$(38)	(1)%
Total revenue	114,440	102,692	$11,748	11%
Cost of services	36,202	31,790	$4,412	14%
Gross profit	78,238	70,902	$7,336	10%
Research and development	19,656	15,079	$4,577	30%
Selling, general and administrative	76,037	46,863	$29,174	62%
(Loss) income from operations	(17,455)	8,960	$(26,415)	NM

Non-operating (expense) income, net
Change in fair value of financial liabilities	220	2,181	$(1,961)	(90)%
Interest expense, net	(1,185)	(817)	$(368)	45%
Other income (expense), net	162	239	$(77)	(32)%
Total non-operating (expense) income, net	(803)	1,603	$(2,406)	NM
(Loss) income before income taxes	(18,258)	10,563	$(28,821)	NM
Income tax benefit	518	246	$272	111%
Net (loss) income	$(17,740)	$10,809	$(28,549)	NM
NM - Not Meaningful
Revenue
Total revenue increased by $11.7 million, or 11%, to $114.4 million for the three months ended June 30, 2026, from $102.7 million for the three months ended June 30, 2025.
Diagnostic test revenue increased by $11.8 million, or 12%, to $111.9 million for the three months ended June 30, 2026, from $100.1 million for the three months ended June 30, 2025. The increase primarily reflected an increase of 17% in whole exome and genome sequencing revenues driven by a 32% increase in test volumes. This was partially offset by a 12% decrease in average reimbursement rates and declines in other non-exome test revenues.

Other revenue decreased by a nominal amount, to $2.6 million for the three months ended June 30, 2026.
Gross Profit
Gross profit increased by $7.3 million or 10%, to $78.2 million for the three months ended June 30, 2026, from $70.9 million for the three months ended June 30, 2025, driven by a combination of a shift in test mix to more profitable whole exome and genome test and continued cost per test leverage.
Research and Development
Research and development expense increased by $4.6 million, or 30%, to $19.7 million for the three months ended June 30, 2026, from $15.1 million for the three months ended June 30, 2025. The increase was driven by higher overall compensation costs of $3.1 million and software-related expenses of $1.2 million, which primarily reflects an investment to expand our product development team.
Selling, General and Administrative
Selling, general and administrative expense increased by $29.2 million, or 62%, to $76.0 million for the three months ended June 30, 2026, from $46.9 million for the three months ended June 30, 2025. This increase primarily reflects strategic investments to support future growth, including a significant expansion of our commercial organization through increased sales representative headcount which resulted in increased compensation costs of $12.9 million. In addition, we incurred higher marketing expenditures of $1.8 million to support the continued investment in new customer experience capabilities. The increase also reflected higher third-party consulting costs of $3.8 million and IT software and infrastructure costs of $1.1 million. The prior period included a one-time sales-and-use tax refund of $8.4 million.
Non-Operating Expense, Net
Non-operating expense of $0.8 million for the three months ended June 30, 2026 primarily reflected net interest expense of $1.2 million, which was partially offset by gain in the change in the fair value of warrants of $0.2 million and a realized gain on marketable securities of $0.3 million.
Non-operating income of $1.6 million for the three months ended June 30, 2025 primarily reflected a gain of $3.1 million for the change in the fair value of public and private warrants, partially offset by expense of $0.9 million for the change in fair value of the contingent consideration.
See Note 4, “Fair Value Measurements” for further information on the changes in fair value of our financial liabilities.
Comparison of the six months ended June 30, 2026 and 2025
The following table sets forth our results of operations for the periods presented:

	Six months ended June 30,
	2026	2025	$ Change	% Change
Revenue
Diagnostic test revenue	$213,185	$185,859	$27,326	15%
Other revenue	3,509	3,948	(439)	(11)%
Total revenue	216,694	189,807	26,887	14%
Cost of services	70,245	60,429	9,816	16%
Gross profit	146,449	129,378	17,071	13%
Research and development	39,460	27,656	11,804	43%
Selling, general and administrative	150,628	97,313	53,315	55%
Impairment loss	31,287	—	31,287	NM
(Loss) income from operations	(74,926)	4,409	(79,335)	NM

Non-operating (expense) income, net
Change in fair value of financial liabilities	2,760	1,081	1,679	NM
Interest expense, net	(1,902)	(1,457)	(445)	31%
Loss on extinguishment of debt	(6,565)	—	(6,565)	NM
Other income (expense), net	(44)	448	(492)	NM
Total non-operating (expense) income, net	(5,751)	72	(5,823)	NM
(Loss) income before income taxes	(80,677)	4,481	(85,158)	NM
Income tax expense	(379)	(201)	(178)	89%
Net (loss) income	$(81,056)	$4,280	$(85,336)	NM
NM - Not Meaningful
Revenue
Total revenue increased by $26.9 million, or 14%, to $216.7 million for the six months ended June 30, 2026, from $189.8 million for the six months ended June 30, 2025.
Diagnostic test revenue increased by $27.3 million, or 15%, to $213.2 million for the six months ended June 30, 2026, from $185.9 million for the six months ended June 30, 2025. The increase is attributable to increase of 21% in whole exome and genome sequencing revenues driven by a 33% increase in test volumes. This was partially offset by a 9% decrease in average reimbursement rates and declines in other non-exome test revenues.

Other revenue decreased by $0.4 million, to $3.5 million for the six months ended June 30, 2026, from $3.9 million for the six months ended June 30, 2025. The decrease is driven by lower data deal activity in the current period compared to the prior period.
Gross Profit
Gross profit increased by $17.1 million for the six months ended June 30, 2026, primarily driven by the 33% increase in whole exome and genome test volumes.
Research and Development
Research and development expense increased by $11.8 million, or 43%, to $39.5 million for the six months ended June 30, 2026, from $27.7 million for the six months ended June 30, 2025. The increase was primarily attributable to higher compensation-related costs of $9.3 million which reflects an investment to expand our product development team. In addition, an increase in costs related to sponsored research programs of $0.8 million and an increase in software-related expenses of $1.6 million contributed to the overall increase in research and development expenses.
Selling, General and Administrative
Selling, general and administrative expense increased by $53.3 million, or 55%, to $150.6 million for the six months ended June 30, 2026, from $97.3 million for the six months ended June 30, 2025. The increase was primarily attributable to our investment to support growth in our commercial team with higher compensation-related costs of $29.5 million, higher marketing expenditures and continued investment in new customer experience capabilities. The increase reflected higher IT software and infrastructure costs of $2.9 million, third-party consulting costs of $5.9 million, marketing, travel and customer engagement expenses of $3.6 million and increased amortization expense for acquired intangible assets established in connection with purchase accounting. In addition, the prior period included a one-time sales-and-use tax refund of $8.4 million.
Impairment loss
During the first quarter of 2026, we recorded non-cash impairment charges totaling $31.3 million related to the goodwill and intangible assets associated with the Fabric Genomics acquisition. This consists of a $11.9 million goodwill impairment charge, a $10.2 million impairment of developed technology, a $5.0 million impairment of customer relationships, and a $4.2 million impairment of tradenames and trademarks. See Note 6, “Goodwill and Intangible assets” for further information.
Non-Operating Expense, Net
Non-operating expense, net of $5.8 million for the six months ended June 30, 2026 primarily reflected a $6.6 million loss on extinguishment of the Perceptive long-term debt and increased interest expense of $0.4 million as a result of the Blackstone loan agreement. This was offset by a gain in the change in the fair value of warrants of $1.1 million and a gain of $1.6 million in the change in fair value of contingent consideration associated with the Fabric Genomics acquisition.
Non-operating expense, net of $0.1 million for the six months ended June 30, 2025 primarily reflected a gain in the change in fair value of warrants of $2.0 million and a realized gain on marketable securities of $0.5 million. This was offset by a loss of $0.9 million for the change in fair value of the contingent consideration and interest expense, net of $1.5 million.
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
Adjusted Gross Profit and Adjusted Gross Margin
Adjusted gross profit is a non-GAAP financial measure that we define as revenue less cost of services, excluding depreciation and amortization expense, stock-based compensation expense, and restructuring costs. We define adjusted gross margin as our adjusted gross profit divided by our revenue. We believe these non-GAAP financial measures are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
The following is a reconciliation of gross profit to our adjusted gross profit and of our gross margin to adjusted gross margin for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$114,440	$102,692	$216,694	$189,807
Cost of services	36,202	31,790	70,245	60,429
Gross profit	$78,238	$70,902	$146,449	$129,378
Gross margin	68.4%	69.0%	67.6%	68.2%
Add:
Depreciation and amortization expense	$1,726	$1,389	$3,188	$2,464
Stock-based compensation expense	561	193	941	361
Restructuring costs	47	—	47	—
Adjusted gross profit	$80,572	$72,484	$150,625	$132,203
Adjusted gross margin	70.4%	70.6%	69.5%	69.7%
Adjusted Net Income (Loss)
Adjusted net income (loss) is a non-GAAP financial measure that we define as net (loss) income adjusted for depreciation and amortization, stock-based compensation expenses, restructuring costs, change in fair value of financial liabilities, non-core lease costs, loss on extinguishment of debt, interest expense (net), income tax expense (benefit), transaction costs and costs related to a legal reserve. We believe adjusted net income (loss) is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain factors that may vary from company to company for reasons unrelated to overall operating performance.

The following is a reconciliation of our net (loss) income to adjusted net income (loss) for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(17,740)	$10,809	$(81,056)	$4,280
Depreciation and amortization expense	6,714	6,191	13,523	11,869
Stock-based compensation expense	6,342	7,813	15,338	11,796
Restructuring costs	3,295	73	3,734	631
Change in fair value of financial liabilities	(220)	(2,181)	(2,760)	(1,081)
Interest expense, net	1,185	817	1,902	1,457
Non-core lease costs(1)	1,097	1,405	2,307	2,886
Impairment loss	—	—	31,287	—
Loss on extinguishment of debt	—	—	6,565	—
Other(2)	(262)	(8,539)	1,341	(6,278)
Adjusted net income (loss)	$411	$16,388	$(7,819)	$25,560
(1)Non-core lease costs represent occupancy and related expenses associated with vacant laboratory facilities and office space that are no longer utilized as part of the Company’s operations.
(2)For the three and six months ended June 30, 2026, represents income tax expense, net, and costs related to certain litigation matters. For the three and six months ended June 30, 2025, represents income tax expense, net, transaction costs associated with the Merger Agreement, and a sales-and-use tax refund.
Liquidity and Capital Resources
As of June 30, 2026, our existing cash and cash equivalents and available-for-sale marketable securities were $132.5 million.
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
In October 2025, we filed an automatic universal shelf registration statement that provides for the sale of our Class A common stock and other securities, and up to an aggregate of $100.0 million of our Class A common stock that may be issued from time to time under a Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”). As of June 30, 2026, approximately $78.2 million of capacity remained available under this Sales Agreement.
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
On August 3, 2026, we entered into an Amended and Restated Loan Agreement (the “Amended Loan Agreement”) with Blackstone, which amends and restates our existing Loan Agreement, and provides for an additional $50.0 million term loan facility, increasing the aggregate principal amount available under the facility to $150.0 million.
Concurrently with the Amended Loan Agreement, we entered into a Securities Purchase Agreement with certain affiliates of Blackstone (collectively, the “Investors”), pursuant to which the Investors agreed to purchase approximately 81,967 shares of our Class A common stock at $61.00 per share in a private placement, for aggregate gross proceeds of approximately $5.0 million. The closing of the private placement is expected to occur substantially concurrently with the funding of the incremental term loan facility. See Note 8, “Long-Term Debt” for further information.

Material Cash Requirements for Known Contractual Obligations and Commitments
We anticipate fulfilling our contractual obligations and commitments with existing cash and cash equivalents and available-for-sale marketable securities or through additional capital raised to finance our operations.
Our material cash requirements consist primarily of principal and interest payments under our debt arrangements, operating lease obligations, capital expenditures, and obligations under purchase and service agreements entered into in the ordinary course of business.
There have been no material changes to our material cash requirements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except for a sublease agreement for a laboratory space with future minimum lease payments of approximately $16.3 million which was entered into in the first quarter of 2026. For more information, see Note 9, “Purchase Commitments and Contingencies” included within this Quarterly Report. In addition, in the first quarter of 2026, we repaid in full all outstanding obligations under the Perceptive Term Loan Facility and subsequently entered into the Blackstone Loan Agreement for an aggregate principal amount of $100.0 million. For more information, see Note 8, “Long-term Debt” included within this Quarterly Report.
As discussed in the notes to our condensed consolidated financial statements, in 2022, we entered into an agreement with one of our third-party payors to settle claims related to coverage and billing matters allegedly resulting in overpayments by the payor to Legacy Sema4. As of June 30, 2026, remaining payments had been settled. For more information regarding this matter, see Note 4, “Revenue Recognition” to our consolidated financial statements included in our 2025 Form 10-K and Note 3, “Revenue Recognition,” to our condensed consolidated financial statements included within this Quarterly Report, respectively.
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
Cash Flows

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by operating activities	$(61,389)	$20,602
Net cash used in investing activities	(22,885)	(45,758)
Net cash provided by financing activities	39,595	14,064
Operating Activities
Net cash used in operating activities during the six months ended June 30, 2026 was $61.4 million, driven by a net loss of $81.1 million, net adjustments of $65.5 million and a change in operating assets and liabilities of $45.8 million. The impact of the change in operating assets and liabilities was primarily driven by decreased accounts payables and accrued expenses due to the timing of vendor payments and a decrease in other assets and liabilities due to the timing of associated payments.
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

Investing Activities
Net cash used in investing activities during the six months ended June 30, 2026 was $22.9 million, which included purchases of marketable securities of $29.1 million and purchases of property and equipment and development of internal-use software of $16.6 million. This was partially offset by proceeds from maturities and sales of marketable securities of $22.7 million.
Net cash used in investing activities during the six months ended June 30, 2025 was $45.8 million, which included $33.2 million for the acquisition of Fabric Genomics, purchases of marketable securities of $30.8 million and property and equipment of $8.5 million, partially offset by $26.7 million in proceeds from the maturities of marketable securities.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2026 was $39.6 million, which primarily reflected proceeds from long term debt, net of issuance costs, of $96.7 million and partially offset by the repayment of existing long-term debts in the amounts of $54.0 million and $4.4 million. For more information regarding our long-term debt, see Note 8, “Long-term Debt.”
Net cash provided by financing activities during the six months ended June 30, 2025 was $14.1 million, which primarily reflected proceeds from the ATM offering of $13.8 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, available-for-sale marketable securities and restricted cash consists of bank deposits and money market funds, which totaled $133.5 million and $172.3 million as of June 30, 2026 and December 31, 2025, respectively. Such interest-bearing instruments carry a degree of risk. However, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A 100-basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and restricted cash.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026, because of the material weakness in internal control over information technology general controls, or ITGCs previously identified for the year ended December 31, 2025, as described below, has not been fully remediated as of June 30, 2026.

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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Except for as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” of our 2025 Form 10-K and in Part II, Item 1A “Risk Factors” of our Quarterly Report for the quarterly period ended March 31, 2026, filed with the SEC on May 4, 2026, which sections are incorporated by reference herein.
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
Future volatility in the market price for our securities may occur in response to factors beyond our control, including actual or anticipated fluctuations in our quarterly financial results, changes in market expectations regarding our operating performance, public reaction to our press releases and SEC filings, competitive developments, changes in financial estimates or recommendations by securities analysts which may result in the loss of investor confidence, and general economic and political conditions such as the war in the Middle East. These risk factors, and any other risk factors described in our filings with the SEC, could materially adversely affect our business and the market price of our securities, which may trade at prices significantly below the price paid for them and may not recover. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or settle litigation. In particular, on June 4, 2026 and July 28, 2026, putative securities class action lawsuits were filed in the United States District Court for the District of Connecticut, styled Basma v. GeneDx Holdings Corp., et al., 3:26-cv-00880 (D. Conn.) and Kanungo v. GeneDx Holdings Corp., et al., 3:26-cv-01203 (D. Conn.), respectively, against the Company and certain of the Company’s current officers. These complaints purport to bring suit on behalf of stockholders who purchased the Company’s publicly traded securities between April 16, 2025 and May 4, 2026. See also Note 9, “Purchase Commitments and Contingencies” to our consolidated financial statements for more information.
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
Patents
The fields of genomic and health information analysis present limited opportunities for patent protection, based on current legal precedents. Our patent protection strategy has focused on seeking protection for certain of our non-gene specific technology and our specific biomarkers. In this regard, we have one issued U.S. utility patent, one issued U.S. design patent, fifteen pending U.S. non-provisional utility patent applications, three pending U.S. provisional patent applications, and four pending international PCT patent applications. The issued U.S. utility patent relates to therapeutic treatment for subjects having certain polymorphic markers associated with specific human leukocyte antigen alleles. The issued U.S. design patent relates to a display screen with a graphical user interface. The utility patent applications include an international PCT patent application and a U.S. patent application related to performing phenotypic fit analysis, an international PCT patent application and two U.S. patent applications related to analyzing genetic variations and phenotypes, an international PCT patent application and a U.S. patent application related to modeling inference of mutation impact, a U.S. patent application related to generating a cancer determination from electronic health records using a cancer determination analysis system, a U.S. patent application related to providing a homologous recombination DNA repair deficiency score for a cancer patient, three U.S. patent applications related to therapeutic treatment for subjects having certain polymorphic markers associated with specific human leukocyte antigen alleles, two U.S. patent applications relating to analyzing phenotype-causing genomic variants, two U.S. patent applications relating to prioritizing phenotype-causing genomic variants in combination with biomedical ontologies, two U.S. patent applications relating to prioritizing phenotype-causing genomic variants in combination with clinical information, and an international PCT patent application relating to analyzing long biological sequence data. If patents are issued from the currently pending applications, the earliest patents will begin expiring in the early 2030s, subject to potential extensions of the patent term that will be calculated based on the length of the patent examination process. The claim scope of any potentially issued patents stemming from the present applications may be narrower than included in the initial filings due to any amendments that may arise throughout their prosecution.
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
The following information is provided in lieu of filing a Current Report on Form 8-K under Items 1.01, 2.03 and 3.02:
Item 1.01. Entry into a Material Definitive Agreement
Amended and Restated Loan Agreement
On August 3, 2026, we entered into an Amended and Restated Loan Agreement (the “Amended Loan Agreement”) with Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C. (collectively, “Blackstone”), Wilmington Trust, National Association, as administrative agent, certain subsidiaries of the Company as guarantors, and the lenders party thereto. The Amended Loan Agreement amends and restates our existing Loan Agreement, dated February 27, 2026, that provided a term loan in an aggregate principal amount of $100.0 million (the “Original Term Loan Facility”) and provides for an additional $50.0 million term loan facility (the “Incremental Term Loan Facility” and with the Original Term Loan Facility, the “Term Loan Facility”), bringing the total aggregate principal amount available under the Term Loan Facility to $150.0 million. The proceeds of the Incremental Term Loan Facility are expected to be used for general corporate purposes and to pay fees and expenses associated with the financing.
Amounts outstanding under the Incremental Term Loan Facility of $50.0 million bear interest at a rate equal to Term SOFR (as defined in the Amended Loan Agreement) plus 5.50%, subject to a 1.50% SOFR floor. Interest under the Original Term Loan Facility of $100.0 million remain unchanged at a rate equal to Term SOFR plus 4.50%, subject to a 1.50% SOFR floor. The Term Loan Facility matures five years following the Original Term Loan Facility’s February 2026 closing date and is subject to customary mandatory and voluntary prepayment provisions, including applicable prepayment premiums. Our obligations under the Amended Loan Agreement are guaranteed by certain of its subsidiaries and secured by a first-priority lien on substantially all of ours and the guarantors’ assets.
The Amended Loan Agreement contains customary affirmative and negative covenants, events of default and a financial covenant, which requires that the Company maintain minimum liquidity of $75.0 million.
The foregoing description of the Loan Agreement is not complete and is qualified in its entirety by reference to the full text of the Loan Agreement, to be filed as an exhibit to our Quarterly Report on Form 10-Q for the nine months ended September 30, 2026.
The representations, warranties and covenants contained in the Amended Loan Agreement were made only for purposes of such agreements and, as of specific dates, were solely for the benefit of the parties to the Amended Loan Agreement, and may be subject to limitations agreed upon by the contracting parties. Accordingly, the Amended Loan Agreement is incorporated herein by reference only to provide investors with information regarding the terms of the Amended Loan Agreement, and not to provide investors with any other factual information regarding us or our business, and should be read in conjunction with the disclosures in our periodic reports and other filings with the SEC.
Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant
The information contained in Item 1.01 is incorporated herein by reference.
Item 3.02. Unregistered Sales of Equity Securities
Securities Purchase Agreement
On August 3, 2026, concurrently with the execution of the Amended Loan Agreement, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain affiliates of Blackstone (collectively, the “Investors”), pursuant to which the Investors agreed to purchase 81,967 shares of our Class A common stock at a purchase price of $61.00 per share, for aggregate gross proceeds of approximately $5.0 million, in a private placement transaction. The closing of the private placement is subject to customary closing conditions and is expected to occur substantially concurrently with the funding of the Incremental Term Loan Facility.
The Purchase Agreement contains customary representations, warranties and covenants of the parties.
The securities issued pursuant to the Purchase Agreement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered and sold in reliance upon Section 4(a)(2) of the Securities Act.
Recent Accounting Pronouncements
Additional information on recent accounting pronouncements can be found in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included within our 2025 Form 10-K, and Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Quarterly Report.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into this Quarterly Report.

No.	Description of Exhibit	Filed Herewith
10.1*	Employment Agreement by and between Mark Gardner and GeneDx, LLC, dated as of June 9, 2026.	X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).	X

*	Management Contract or Compensatory Plan
**	Furnished

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENEDX HOLDINGS CORP.

Date:	August 3, 2026		/s/ Katherine Stueland
		Name:	Katherine Stueland
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 3, 2026		/s/ Kevin Feeley
		Name:	Kevin Feeley
		Title:	Chief Financial Officer (Principal Financial Officer)