Form 10-Q
period 2026-09-30
GeneDx Holdings Corp.
filed 2026-11-09
CIK 1818331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 29,972,493 shares of Class A common stock, par value $0.0001, outstanding at November 2, 2026.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (the “SEC”), or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about:
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
•our expectations or ability to build our own commercial infrastructure to scale, market and sell our products and services;
•our expectations about the reliability, accuracy or performance of our tests;
•our estimates of the total addressable market for our current and potential product offerings;
•our ability to realize the expected benefits of our acquisition of Fabric Genomics, Inc. (“Fabric Genomics”);
•our ability to realize the expected benefits from the use of artificial intelligence (“AI”);
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

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements
GeneDx Holdings Corp.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2026 (Unaudited)	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$96,139	$104,997
Marketable securities	73,979	66,285
Accounts receivable	92,131	74,370
Inventory, net	21,703	13,951
Prepaid expenses and other current assets	12,943	8,685
Total current assets	296,895	268,288
Operating lease right-of-use assets	32,404	23,412
Property and equipment, net	53,531	45,693
Goodwill	1,641	13,520
Intangible assets, net	137,732	168,481
Other assets	4,281	4,316
Total assets	$526,484	$523,710
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$32,426	$57,645
Short-term lease liabilities	5,823	4,404
Other current liabilities	33,154	46,859
Total current liabilities	71,403	108,908
Long-term debt, net of current portion	146,229	48,176
Long-term lease liabilities	63,332	56,046
Other liabilities	71	1,641
Deferred taxes	760	757
Total liabilities	281,795	215,528
Purchase commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred Stock, $0.0001 par value: 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Class A common stock, $0.0001 par value: 1,000,000,000 shares authorized, 29,954,477 and 29,245,296 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	1,711,675	1,680,738
Accumulated deficit	(1,466,878)	(1,373,495)
Accumulated other comprehensive (loss) income	(111)	936
Total stockholders’ equity	244,689	308,182
Total liabilities and stockholders’ equity	$526,484	$523,710
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue
Diagnostic test revenue	$120,059	$113,523	$333,244	$299,382
Other revenue	3,042	3,220	6,551	7,168
Total revenue	123,101	116,743	339,795	306,550
Cost of services	37,041	32,216	107,286	92,645
Gross profit	86,060	84,527	232,509	213,905
Research and development	17,366	19,829	56,826	47,485
Selling, general and administrative	79,122	67,949	229,750	165,262
Impairment loss	—	—	31,287	—
(Loss) income from operations	(10,428)	(3,251)	(85,354)	1,158

Non-operating expense, net
Change in fair value of financial liabilities	—	(3,401)	2,760	(2,320)
Interest expense, net	(1,779)	(562)	(3,681)	(2,019)
Loss on extinguishment of debt	—	—	(6,565)	—
Other (expense) income, net	(94)	(174)	(138)	274
Total non-operating expense, net	(1,873)	(4,137)	(7,624)	(4,065)
Loss before income taxes	(12,301)	(7,388)	(92,978)	(2,907)
Income tax expense	(26)	(247)	(405)	(448)
Net loss	$(12,327)	$(7,635)	$(93,383)	$(3,355)

Other comprehensive loss, net of tax
Unrealized (loss) gain related to available for sale securities, net	(453)	190	(1,047)	172
Comprehensive loss	$(12,780)	$(7,445)	$(94,430)	$(3,183)

Weighted-average shares outstanding of Class A common stock - Basic and Diluted	29,880,144	28,797,730	29,643,799	28,505,657
Loss per share, Class A common stock - Basic and Diluted	$(0.41)	$(0.27)	$(3.15)	$(0.12)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share amounts)

	Three months ended September 30, 2026
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Par value
Balance at June 30, 2026	29,803,164	$3	$1,698,427	$(1,454,551)	$342	$244,221
Net loss	—	—	—	$(12,327)	—	(12,327)
Common stock issued pursuant to stock option exercises	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,253	—	—	8,253
Vested restricted stock units converted to common stock	69,346	—	—	—	—	—
Issuance of common stock pursuant to Securities Purchase Agreement and other	81,967	—	4,995	—	—	4,995
Other comprehensive loss, net of tax	—	—	—	—	(453)	(453)
Balance at September 30, 2026	29,954,477	$3	$1,711,675	$(1,466,878)	$(111)	$244,689

	Nine months ended September 30, 2026
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2025	29,245,296	$3	$1,680,738	$(1,373,495)	$936	$308,182
Net loss	—	—	—	(93,383)	—	(93,383)
Common stock issued pursuant to stock option exercises	2,314	—	58	—	—	58
Stock-based compensation expense	—	—	23,591	—	—	23,591
Vested restricted stock units converted to common stock	579,592	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan and other	39,918	—	1,812	—	—	1,812
Issuance of common stock pursuant to Securities Purchase Agreement	81,967	—	5,000	—	—	5,000
Issuance of common stock from subscription agreements	5,390	—	476	—	—	476
Other comprehensive loss, net of tax	—	—	—	—	(1,047)	(1,047)
Balance at September 30, 2026	29,954,477	$3	$1,711,675	$(1,466,878)	$(111)	$244,689

	Three months ended September 30, 2025
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at June 30, 2025	28,708,058	$2	$1,624,513	$(1,348,194)	$812	$277,133
Net loss	—	—	—	$(7,635)	—	(7,635)
Common stock issued pursuant to stock option exercises	2,736	—	182	—	—	182
Stock-based compensation expense	—	—	10,586	—	—	10,586
Vested restricted stock units converted to common stock	77,528	—	—	—	—	—
Issuance of common stock in ATM offering, net of issuance costs	101,367	—	11,802	—	—	11,802
Other comprehensive income, net of tax	—	—	—	—	190	190
Balance at September 30, 2025	28,889,689	$2	$1,647,083	$(1,355,829)	$1,002	$292,258

	Nine months ended September 30, 2025
	Class A Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2024	28,016,545	$2	$1,596,889	$(1,352,474)	$830	$245,247
Net loss	—	—	—	(3,355)	—	(3,355)
Common stock issued pursuant to stock option exercises	38,168	—	982	—	—	982
Stock-based compensation expense	—	—	22,382	—	—	22,382
Vested restricted stock units converted to common stock	560,935	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	22,674	—	1,262	—	—	1,262
Issuance of common stock in ATM offering, net of issuance costs	251,367	—	25,568	—	—	25,568
Other comprehensive income, net of tax	—	—	—	—	172	172
Balance at September 30, 2025	28,889,689	$2	$1,647,083	$(1,355,829)	$1,002	$292,258
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GeneDx Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,
	2026	2025
Operating activities
Net loss	$(93,383)	$(3,355)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	20,418	18,343
Stock-based compensation expense	23,591	22,382
Change in fair value of financial liabilities	(2,760)	2,320
Deferred tax expense	405	448
Legal reserves	—	810
Change in third party payor reserves	(1,370)	8,746
Loss on extinguishment of debt	6,565	—
Impairment loss	31,287	—
Other	3,611	2,534
Change in operating assets and liabilities:
Accounts receivable	(17,982)	(22,799)
Inventory	(7,823)	(72)
Accounts payable and accrued expenses	(19,308)	5,185
Other assets and liabilities	(15,239)	1,827
Net cash (used in) provided by operating activities	(71,988)	36,369
Investing activities
Acquisition of business, net of cash acquired	—	(33,195)
Purchases of marketable securities	(40,859)	(36,535)
Proceeds from sales of marketable securities	3,172	—
Proceeds from maturities of marketable securities	29,175	33,955
Purchases of property and equipment and development of internal-use software	(21,791)	(14,670)
Net cash used in investing activities	(30,303)	(50,445)
Financing activities
Proceeds from long term debt, net of issuance costs	146,027	—
Proceeds from offerings, net of issuance costs	—	25,568
Proceeds from issuance of common stock from securities purchase agreement	5,000	—
Proceeds from issuance of common stock from subscription agreements	476	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	1,793	1,262
Exercise of stock options	58	982
Repayment of long-term debt, including prepayment penalty - Perceptive	(54,000)	—
Repayment and principal payments for long-term debt - DECD	(4,447)	(906)
Finance lease principal payments	(1,473)	(2,074)
Net cash provided by financing activities	93,434	24,832
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,857)	10,756
Cash, cash equivalents and restricted cash, at beginning of period	105,989	86,202
Cash, cash equivalents and restricted cash, at end of period	$97,132	$96,958

Supplemental disclosures of cash flow information
Cash paid for interest	$6,678	$4,835
Cash paid for taxes	$2,394	$1,039
Purchases of property and equipment in accounts payable and accrued expenses	$1,610	$4,472
Lease liability from obtaining right-of-use asset	$12,086	$—
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
Concentration of Credit Risk
The Company assesses both the self-pay patient and, if applicable, the third-party payor groups that reimburse the Company on the patient’s behalf when evaluating concentration of credit risk. Significant patients and payor groups are those that represent more than 10% of the Company’s total revenues for the period or accounts receivable balance at each respective balance sheet date. The significant concentrations of accounts receivable as of September 30, 2026 and December 31, 2025 were primarily from large managed care insurance companies, institutional billed accounts, and data arrangements. The Company does not require collateral as a means to mitigate customer credit risk.
For each significant payor group, revenue as a percentage of total revenues and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three months ended September 30,		Nine months ended September 30,		September 30,	December 31,
	2026	2025	2026	2025	2026	2025
Payor group A(1)	28%	21%	25%	23%	22%	18%
Payor group B(1)	33%	31%	31%	31%	23%	27%
Payor group C(1)	*	*	*	*	11%	*
*Less than 10%
(1)The significant payor groups identified in the table above represent multiple payors aggregated based on similar contract terms and reimbursement patterns. No single payor or individual client accounted for more than 10% of revenue or receivables for the current period.
The Company is subject to a concentration of risk from a limited number of suppliers for certain reagents, laboratory equipment and laboratory supplies. One supplier accounted for approximately 22% and 16% of spend for the three months ended September 30, 2026 and 2025, respectively, and 23% and 20% for the nine months ended September 30, 2026 and 2025, respectively. This risk is managed by maintaining a target quantity of surplus stock. Alternative suppliers are available for the majority of these reagents and supplies.
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
3. Revenue Recognition
Disaggregated Revenue
The following table summarizes the Company’s disaggregated revenue by payor category:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Diagnostic test revenue:
Patients with third-party insurance	$103,885	$95,020	$283,530	$244,183
Institutional customers	16,081	17,874	48,293	54,135
Self-pay patients	93	629	1,421	1,064
Total diagnostic test revenue	120,059	113,523	333,244	299,382
Other revenue	3,042	3,220	6,551	7,168
Total	$123,101	$116,743	$339,795	$306,550
Reassessment of Variable Consideration
Subsequent changes to the estimate of the transaction price, determined on a portfolio basis when applicable, are generally recorded as adjustments to revenue in the period of the change. The Company updates estimated variable consideration quarterly.
For the three months ended September 30, 2026 and 2025, the total change in estimate resulted in a net increase to revenue of $7.7 million and $1.0 million, respectively, resulting from changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligations were met, and potential and actual settlements with third party payors.
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
As of September 30, 2026 and December 31, 2025, the Company’s third-party payor reserves were $0.7 million and $5.0 million, respectively, and were recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets.
4. Fair Value Measurements
The following tables set forth the fair value of financial instruments that were measured at fair value on a recurring basis:

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$76,987	$76,987	$—	$—
U.S. treasury bonds	42,163	—	42,163	—
Corporate and municipal bonds	41,905	—	41,905	—
Total financial assets	$161,055	$76,987	$84,068	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$85,381	$85,381	$—	$—
U.S. treasury bonds	32,079	—	32,079	—
Corporate and municipal bonds	33,854	—	33,854	—
Total financial assets	$151,314	$85,381	$65,933	$—

Financial Liabilities:
Public warrant liability	$755	$755	$—	$—
Private warrant liability	345	—	345	—
Contingent consideration	1,570	—	—	1,570
Total financial liabilities	$2,670	$755	$345	$1,570
As of September 30, 2026, the financial liabilities that were measured at fair value on a recurring basis were valued at zero.
There were no transfers between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2026 and 2025.
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
The Company’s marketable securities presented in the condensed consolidated balance sheet as of September 30, 2026 have maturity dates ranging from 2026 through 2029 and are classified as current assets as these investments are intended to be readily available to fund current operations. The differences between the fair value and amortized cost basis of each security are the unrealized gains or losses recorded in accumulated other comprehensive (loss) income. As of September 30, 2026, the amortized cost for maturities less than one year and greater than one year were $41.8 million and $32.0 million, respectively.

Public and Private Warrants
In connection with the Business Combination, there were 666,515 warrants to purchase shares of Class A common stock outstanding as of December 31, 2025, including 457,323 public warrants and 209,192 private placement warrants. The public and private warrants expired on July 22, 2026. Accordingly, as of September 30, 2026, no warrants to purchase shares of Class A common stock were outstanding.
The public warrants were classified within Level 1 of the fair value hierarchy as they were traded in active markets and the fair value was determined on the basis of quoted market prices. The private placement warrants were classified within Level 2 of the fair value hierarchy as management determined the fair value of each private placement warrant was the same as that of a public warrant because the terms were substantially the same.
For the nine months ended September 30, 2026, a gain of $1.1 million was recorded within the change in fair value of financial liabilities in the condensed consolidated statements of operations and comprehensive loss. The change in fair value of the warrants for the three and nine months ended September 30, 2025 was a loss of $0.9 million and gain of $1.1 million, respectively.
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
The measurement period for the First Milestone Payment was completed on December 31, 2025, and the Company determined the amount of the liability based on the gross revenue and gross margin achieved by Fabric Genomics for the year ended December 31, 2025. As of September 30, 2026 and December 31, 2025, the amount reported for the First Milestone Payment in the condensed consolidated balance sheets was $5.4 million.
The fair value of the Second Milestone Payment was determined based on a Monte Carlo simulation valuation model, and is categorized as Level 3 of the fair value hierarchy as the Company utilizes unobservable inputs in estimating the fair value. Estimates and assumptions utilized in the Monte Carlo simulation model include risk-adjusted forecasted revenue and gross margin, revenue and gross profit volatility rates, expected stock price volatility, and discount rates which are based on the cost of debt and equity. As of September 30, 2026, the Company did not utilize a Monte Carlo simulation model and instead performed a probability assessment to estimate the fair value of the Second Milestone Payment. Based on this assessment, the Company determined that it was probable that the revenue target would not be achieved and accordingly, that the Second Milestone Payment would not be paid.
The following table summarizes the Level 3 inputs used in the valuation of the contingent consideration at December 31, 2025:

December 31, 2025
Discount rate	3.5%
Expected term (in years)	1.3
Equity volatility	85.0%
Revenue volatility	12.5%
Gross margin volatility	30.0%
As of September 30, 2026 and December 31, 2025, the amount of contingent consideration reported in the condensed consolidated balance sheets for the Second Milestone Payment was zero and $1.6 million, respectively. During the nine months ended September 30, 2026 and 2025, a gain of $1.6 million and loss of $3.4 million, respectively, was recorded within the change in fair value of financial liabilities in the condensed consolidated statements of operations and comprehensive loss.

5. Property and Equipment, net
Property and equipment, net consisted of the following:

	September 30, 2026	December 31, 2025
Laboratory equipment	$42,803	$32,197
Leasehold improvements	14,815	14,802
Computer equipment	13,954	10,951
Building under finance lease	4,529	4,529
Equipment under finance leases	—	689
Furniture, fixtures and other equipment	674	595
Construction in-progress	11,533	7,447
Total property and equipment	88,308	71,210
Less: accumulated depreciation and amortization	(34,777)	(25,517)
Property and equipment, net	$53,531	$45,693
For the three months ended September 30, 2026 and 2025, depreciation and amortization expense was $3.3 million and $2.4 million, respectively. For the nine months ended September 30, 2026 and 2025, depreciation and amortization expense was $9.1 million and $6.8 million, respectively.
Depreciation and amortization expense is included within the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of services	$1,687	$1,374	$4,875	$3,838
Research and development	430	242	925	823
Selling, general and administrative	1,160	754	3,277	2,167
Total depreciation and amortization expense	$3,277	$2,370	$9,077	$6,828
6. Goodwill and Intangible Assets
The change in the carrying amount of goodwill during the nine months ended September 30, 2026 was as follows:

Balance at December 31, 2025	$13,520
Impairment charges	(11,879)
Balance at September 30, 2026	$1,641
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

The following table reflects, as of September 30, 2026, the carrying values and remaining useful lives of acquired intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Weighted-Average Amortization Period (Years)
Tradenames and trademarks	$54,500	$(14,077)	$(4,225)	$36,198	11.6
Developed technology	62,900	(28,216)	(10,182)	24,502	4.1
Customer relationships	104,100	(22,067)	(5,001)	77,032	15.6
	$221,500	$(64,360)	$(19,408)	$137,732	12.5
Amortization expense for intangible assets was $3.6 million and $4.1 million for the three months ended September 30, 2026 and 2025, respectively, and $11.3 million and $11.5 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense for intangible assets was recorded in selling, general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss for each respective period.
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
7. Related Party Transactions
Related party expenses include the purchase of diagnostic testing kits and lab materials from Twist Biosciences (“Twist”). Transactions with Twist are at arm’s length and represent market rates. The Company incurred $1.6 million and $1.9 million in purchases, and $2.2 million and $2.1 million was recorded in cost of services in the condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2026 and 2025, respectively. The Company incurred $5.2 million and $6.1 million in purchases, and $5.8 million and $6.2 million was recorded in cost of services in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2026 and 2025, respectively. Payables due as of September 30, 2026 and December 31, 2025 were $0.3 million and $0.6 million, respectively.
8. Long-Term Debt
As of September 30, 2026, long-term debt matures as follows:

Term loan due 2031	$150,000
Less: debt issuance costs	(3,771)
Total long-term debt, net of debt issuance costs	$146,229
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
Amendment and Restatement of Loan Agreement
On August 3, 2026, the Company entered into an Amended and Restated Loan Agreement (the “Amended Loan Agreement”) with Blackstone, the Guarantors, and the Lenders. The Amended Loan Agreement amends and restates the Company’s existing Loan Agreement and provides for an additional $50.0 million term loan facility, bringing the aggregate principal amount available under the facility to $150.0 million. The proceeds of the additional term loan are being used for general corporate purposes and to pay fees and expenses associated with the financing.
Amounts outstanding under the incremental term loan facility bear interest at a rate equal to Term SOFR plus 5.50%, subject to a 1.50% SOFR floor. The term loans mature five years following the February 2026 Closing Date and are subject to customary mandatory and voluntary prepayment provisions, including applicable prepayment premiums. The Company’s obligations under the Amended Loan Agreement are guaranteed by certain of its subsidiaries and secured by a first-priority lien on substantially all of the assets of the Company and the Guarantors. The Amended Loan Agreement contains customary affirmative and negative covenants, events of default and minimum liquidity requirements, including a requirement that the Company maintain minimum liquidity of $75.0 million.
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
Pursuant to the Purchase Agreement, the Company agreed to issue and sell to the Investors 81,967 shares of Class A common stock at a purchase price of $61.00 per share, for aggregate gross proceeds of approximately $5.0 million. The closing of the private placement occurred on August 7, 2026, substantially concurrently with the funding of the incremental term loan facility.
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
For the nine months ended September 30, 2026, the Company expensed $6.6 million to write off the prepayment premium and all remaining unamortized deferred financing fees associated with the Credit Agreement and reported these aggregate charges as a loss on extinguishment of debt within the condensed consolidated statement of operations.
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

9. Purchase Commitments and Contingencies
Purchase Commitments
The following sets forth purchase commitments with software and equipment providers as of September 30, 2026 with a remaining term of at least one year:

2026 (remainder of year)	$4,284
2027	17,980
2028	10,948
2029	4,073
2030	978
Total purchase commitments	$38,263
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
Except as described below, the Company was not a party to any material legal proceedings as of September 30, 2026, nor is it a party to any material legal proceedings as of the date of issuance of these condensed consolidated financial statements.
Basma and Kanungo Putative Class Action Lawsuits
On June 4, 2026 and July 28, 2026, putative securities class action lawsuits were filed in the United States District Court for the District of Connecticut against the Company and certain of the Company’s current officers, styled Basma v. GeneDx Holdings Corp., et al., 3:26-cv-00880 (D. Conn.) and Kanungo v. GeneDx Holdings Corp., et al., 3:26-cv-01203 (D. Conn.), respectively. Both complaints purport to bring suit on behalf of stockholders who purchased the Company’s publicly traded securities between April 16, 2025 and May 4, 2026, and allege that the defendants made false and misleading statements about the impact of the Fabric Genomics acquisition on the overall business of the Company, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and seek unspecified compensatory damages, fees and costs. The parties in the Basma action have agreed to postpone the Company’s response until the appointment of a lead plaintiff. The Company is unable to predict the outcome of these actions or to estimate the reasonably possible loss or range of loss, if any, at this time.
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
During the first quarter of 2026, the parties in the Helo putative class action reached an agreement in principle to resolve all claims for approximately $4.8 million, and, in July 2026 executed a formal stipulation of settlement reflecting such agreement in principle. To be finalized, the settlement must first be approved by the United States District Court for the District of Connecticut. There can be no assurance that the Court will approve such settlement. During the fourth quarter of 2025, the Company reserved the aforementioned settlement and associated litigation costs, totaling approximately $6.0 million, which are reported in accounts payable and accrued expenses on the condensed consolidated balance sheet as of December 31, 2025. During the nine months ended September 30, 2026, the Company incurred $1.0 million in associated litigation costs of which $0.1 million is reported in accounts payable and accrued expenses on the condensed consolidated balance sheet as of September 30, 2026.
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
10. Stock-Based Compensation
Stock-based compensation expense is included within the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of services	$371	$219	$1,312	$580
Research and development	1,549	1,749	4,342	3,590
Selling, general and administrative	6,333	8,618	17,937	18,212
Total stock-based compensation expense(1)(2)	$8,253	$10,586	$23,591	$22,382
(1)The Company recorded an aggregate reversal of stock-based compensation of $0.5 million and $0.6 million during the three months ended September 30, 2026 and 2025, respectively, and $3.7 million and $1.4 million during the nine months ended September 30, 2026 and 2025, respectively, due to forfeiture activities upon employee terminations.
(2)Includes $0.4 million and $0.4 million of expenses related to the 2021 Employee Stock Purchase Plan for the three months ended September 30, 2026 and 2025, respectively, and $2.6 million and $1.1 million of expenses for the nine months ended September 30, 2026 and 2025, respectively.

Stock Incentive Plans
The Company maintains the Amended and Restated 2021 Equity Incentive Plan (as amended and restated, the “2021 Plan”) and the 2023 Equity Inducement Plan (the “Equity Inducement Plan”), which allow for grants of equity awards. As of September 30, 2026, there was an aggregate of 3,916,942 shares available for grants of equity awards under the 2021 Plan and Equity Inducement Plan.
Stock Options
All stock options granted under the 2021 Plan are accounted for as service-based equity awards. The following summarizes the stock option activity during the nine months ended September 30, 2026:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	199,454	$65.29	6.41	$14,015
Exercised	(2,314)	$25.27
Forfeited and canceled	(14,747)	$124.71
Outstanding at September 30, 2026	182,393	$61.19	5.74	$2,667
Options exercisable at September 30, 2026	182,393	$61.19	5.74	$2,667
There were no unvested options outstanding as of September 30, 2026. Accordingly, as of September 30, 2026, unrecognized stock-based compensation cost related to the unvested portion of the Company’s stock options was zero.
The weighted-average grant-date fair value and total fair value of options with tranches vested during the nine months ended September 30, 2026 were $45.37 and $0.9 million, respectively.
There were no options granted during the nine months ended September 30, 2026. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2026 was $0.1 million, and is calculated based on the difference between the exercise price and the fair value of the Company’s Class A common stock as of the exercise date.
Restricted Stock Units
Restricted stock units granted under the 2021 Plan are accounted for as either service-based restricted stock units (“RSUs”) or performance-based restricted stock units (“PRSUs”). Restricted stock units convert to Class A common stock on a one-for-one basis as the awards vest. The Company measures the value of restricted stock units at fair value based on the closing price of the underlying common stock on the grant date. The following table summarizes restricted stock unit activity during the nine months ended September 30, 2026:

	Restricted Stock Units	Weighted-Average Grant Date-Fair Value Per Unit
Outstanding at December 31, 2025	1,519,733	$42.91
Granted(1)	729,146	$76.95
Vested	(579,592)	$38.74
Forfeited	(199,062)	$73.78
Outstanding at September 30, 2026	1,470,225	$57.38
(1)Includes 124,805 PRSUs granted during the nine months ended September 30, 2026 with a weighted-average grant-date fair value of $83.32.
During the nine months ended September 30, 2026, the Company approved awards of 87,966 PRSUs to certain executives. The grant date fair value of the PRSUs is based on the fair value of the Company’s Class A common stock on the grant date. The awards have both service-based and performance-based vesting conditions. The actual number of shares earned on vesting ranges from 0% to 200% of the target number of shares granted, depending on the attainment of specified performance goals established for the years ending December 31, 2026 and 2027. In addition, previously awarded PRSUs granted during the nine months ended September 30, 2025 achieved the maximum 200% performance level, resulting in the issuance of 36,839 incremental shares during the nine months ended September 30, 2026.

The total fair value of restricted stock units vested during the nine months ended September 30, 2026 was $22.5 million. As of September 30, 2026, unrecognized stock-based compensation expense related to the Company’s restricted stock units was $44.5 million, which is expected to be recognized on a graded-vesting basis over a weighted-average period of 2.0 years.
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
The Company issued 39,918 shares of Class A common stock under the 2021 ESPP during the nine months ended September 30, 2026. As of September 30, 2026, a total of 1,051,915 shares of Class A common stock have been reserved for future issuance under the 2021 ESPP.
11. Income Taxes
Income tax was a nominal and $0.4 million expense for the three and nine months ended September 30, 2026, respectively. Income tax was a $0.2 million expense and $0.4 million expense for the three and nine months ended September 30, 2025, respectively. Income taxes for these periods are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events should they occur. The Company’s effective tax rate for the nine months ended September 30, 2026 and 2025 was (0.4)% and (15.4)%, respectively.
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
12. Net Loss per Share
The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(12,327)	$(7,635)	$(93,383)	$(3,355)
Denominator:
Basic and Diluted weighted-average common shares outstanding	29,880,144	28,797,730	29,643,799	28,505,657
Basic and Diluted loss per share	$(0.41)	$(0.27)	$(3.15)	$(0.12)

The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the computation of diluted loss per share attributable to common stockholders for the periods presented as the effect would be anti-dilutive:

	Three and nine months ended September 30,
	2026	2025
Outstanding options and restricted stock units	1,652,618	1,886,233
Outstanding warrants	—	666,515
Outstanding 2021 ESPP shares	36,305	29,321
Total	1,688,923	2,582,069
13. Restructuring Costs
During the second quarter of 2026, the Company completed a reduction in workforce resulting in the elimination of approximately 75 positions. The Company expects that all remaining cash severance payments will be complete in less than one year.

Restructuring costs are included within the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of services	$18	$—	$65	$—
Research and development	(51)	(196)	1,209	(168)
Selling, general and administrative	900	324	3,327	927
Total restructuring expense	$867	$128	$4,601	$759
The table below provides restructuring activity during the nine months ended September 30, 2026:

	Reserve balance at December 31, 2025	Charged to costs and expenses	Payments and other	Reserve balance at September 30, 2026
Severance	$771	$4,601	$(3,737)	$1,635
14. Supplemental Financial Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets to the total of the same amounts shown on the condensed consolidated statements of cash flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$96,139	$104,997
Restricted cash (included in other assets)	993	992
Total	$97,132	$105,989
Restricted cash as of September 30, 2026 and December 31, 2025 primarily consists of money market deposit accounts that secure an irrevocable standby letter of credit that serves as collateral for a security deposit for operating leases.
Prepaid expenses and other current assets consisted of the following:

	September 30, 2026	December 31, 2025
Prepaid expenses	$11,303	$7,174
Other current assets	1,640	1,511
Total	$12,943	$8,685
Accounts payable and accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025
Accounts payable	$3,319	$2,461
Accrued expenses	23,606	44,659
Third party payor reserves, short-term	714	4,965
Legal reserves	4,787	5,560
Total	$32,426	$57,645

Other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Accrued compensation	$19,631	$29,638
Accrued severance	1,635	771
Due to related parties	339	643
Current portion of long-term debt	—	4,542
Short-term contingent consideration liability	5,353	5,444
Short-term warrant liability	—	1,100
Other	6,196	4,721
Total	$33,154	$46,859
Other liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Long-term contingent consideration liability	—	1,570
Other	71	71
Total	$71	$1,641
2024 Sales Agreement
The Company entered into a sales agreement (the “2024 Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) in April 2024, pursuant to which the Company may, but is not obligated to, offer and sell, from time to time, shares of its Class A common stock with an aggregate offering price up to $75.0 million through TD Cowen, as sales agent, subject to the terms and conditions described in the 2024 Sales Agreement and SEC rules and regulations (the “prior ATM offering”). During the nine months ended September 30, 2025, the Company issued 251,367 shares of its Class A common stock in connection with the prior ATM offering at an average price of $106.56 per share. Proceeds received, net of agent fees and other offering expenses, were $25.6 million. During the year ended December 31, 2025, the Company sold the maximum amount of shares in the prior ATM offering which resulted in the automatic termination of the 2024 Sales Agreement.
2025 Sales Agreement
The Company entered into an additional sales agreement (the “2025 Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) in October 2025, pursuant to which the Company may, but is not obligated to, offer and sell, from time to time, shares of its Class A common stock with an aggregate offering price up to $100.0 million through TD Cowen, as sales agent, subject to the terms and conditions described in the 2025 Sales Agreement and SEC rules and regulations (the “ATM offering”). During the year ended December 31, 2025, the Company issued 147,583 shares of its Class A common stock in connection with this ATM offering at an average price of $147.44 per share and the proceeds received, net of agent fees and other offering expenses, were $21.1 million. The Company did not issue any shares of its Class A common stock in connection with this ATM offering during the nine months ended September 30, 2026. As of September 30, 2026, approximately $78.2 million of capacity remained available under this ATM offering.
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
Effective in the second quarter of 2026, as a result of changes in the Company’s commercial strategy and go-to-market execution, the CODM began managing and evaluating the business on a consolidated basis and no longer reviews the operations of GeneDx, Fabric Genomics, and Legacy Sema4 as separate operating segments. Legacy Sema4 no longer conducts substantive operating activities and is not managed or evaluated as a separate component of the business. Accordingly, the Company determined that these operations now constitute a single operating segment, GeneDx, which is also the Company’s one reportable segment as of September 30, 2026. Prior period segment information has been recast to conform to the current presentation.
The CODM evaluates segment performance based on consolidated net loss, adjusted gross profit, adjusted gross margin, and adjusted net income. As such, net loss, which is reported and reconciled with all significant segment expenses in the condensed consolidated statements of operations and comprehensive loss, is the measure of segment profit or loss most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess performance. Adjusted gross profit, adjusted gross margin, and adjusted net income are additional measures of segment profit or loss.
Adjusted gross profit is a non-GAAP financial measure that the Company defines as revenue less cost of services, excluding depreciation and amortization expense, stock-based compensation expense, and restructuring costs. The Company defines adjusted gross margin as adjusted gross profit divided by revenue.
The following is a reconciliation of adjusted gross profit to gross profit and net loss for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$123,101	$116,743	$339,795	$306,550
Adjusted cost of services	34,965	30,623	101,034	88,227
Adjusted gross profit	$88,136	$86,120	$238,761	$218,323
Adjusted gross margin	71.6%	73.8%	70.3%	71.2%

Reconciliations:
Depreciation and amortization	$1,687	$1,374	$4,875	$3,838
Stock-based compensation	371	219	1,312	580
Restructuring charges	18	—	65	—
Gross profit	$86,060	$84,527	$232,509	$213,905
Gross margin	69.9%	72.4%	68.4%	69.8%
Operating expenses, net	96,488	87,778	286,576	212,747
Impairment loss	—	—	31,287	—
(Loss) income from operations	(10,428)	(3,251)	(85,354)	1,158
Total non-operating expense, net	(1,873)	(4,137)	(7,624)	(4,065)
Loss before income taxes	(12,301)	(7,388)	(92,978)	(2,907)
Income tax expense	(26)	(247)	(405)	(448)
Net loss	$(12,327)	$(7,635)	$(93,383)	$(3,355)
Adjusted net income is a non-GAAP financial measure that the Company defines as net loss adjusted for depreciation and amortization, stock-based compensation expenses, restructuring costs, change in fair value of financial liabilities, interest expense (net), non-core lease costs, impairment loss, loss on extinguishment of debt, income tax expense, transaction costs, third party advisor fees related to our revenue cycle transformation and costs related to a legal reserve.

The following is a reconciliation of net loss to adjusted net income for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net loss	$(12,327)	$(7,635)	$(93,383)	$(3,355)
Depreciation and amortization expense	6,895	6,474	20,418	18,343
Stock-based compensation expense	8,253	10,586	23,591	22,382
Restructuring costs	867	128	4,601	759
Change in fair value of financial liabilities	—	3,401	(2,760)	2,320
Interest expense, net	1,779	562	3,681	2,019
Non-core lease costs(1)	1,169	1,323	3,476	4,209
Impairment loss	—	—	31,287	—
Loss on extinguishment of debt	—	—	6,565	—
Other(2)	1,975	1,219	3,316	(5,059)
Adjusted net income	$8,611	$16,058	$792	$41,618
(1)Non-core lease costs represent occupancy and related expenses associated with vacant laboratory facilities and office space that are no longer utilized as part of the Company’s operations.
(2)For the three and nine months ended September 30, 2026, represents income tax expense, net, costs related to certain litigation matters, and third party advisor fees related to our revenue cycle transformation. For the three and nine months ended September 30, 2025, represents income tax expense, net, transaction costs associated with the Merger Agreement, and a sales-and-use tax refund.
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
Factors Affecting Our Performance
We believe several important factors have impacted, and will continue to impact, our performance and results of operations. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See Item 1A, “Risk Factors” in this Quarterly Report and Part I, Item 1A “Risk Factors” in our 2025 Form 10-K, as well as Part II, Item 1A, “Risk Factors” in our Quarterly Reports filed for the quarterly period ended March 31, 2026, filed with the SEC on May 4, 2026, and for the quarterly period ended June 30, 2026, filed with the SEC on August 3, 2026, which sections are incorporated by reference in this Quarterly Report, for further information.
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
We believe the number of resulted exome and genome tests in any period is important and useful to our investors because it directly correlates with long-term patient relationships and the size of our genomic database. During the three months ended September 30, 2026, we resulted 32,134 exome and genome tests, which represented 55% of all test results, compared to the three months ended September 30, 2025, in which we resulted 25,702 exome and genome tests, which represented approximately 43% of all test results. During the nine months ended September 30, 2026, we resulted 90,407 exome and genome tests, which represented 51% of all test results, compared to the nine months ended September 30, 2025, in which we resulted 69,510 exome and genome tests, which represented approximately 41% of all test results.
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

Comparison of the three months ended September 30, 2026 and 2025
The following table sets forth our results of operations for the periods presented:

	Three months ended September 30,
	2026	2025	$ Change	% Change
Revenue
Diagnostic test revenue	$120,059	$113,523	$6,536	6%
Other revenue	3,042	3,220	(178)	(6)%
Total revenue	123,101	116,743	6,358	5%
Cost of services	37,041	32,216	4,825	15%
Gross profit	86,060	84,527	1,533	2%
Research and development	17,366	19,829	(2,463)	(12)%
Selling, general and administrative	79,122	67,949	11,173	16%
Loss from operations	(10,428)	(3,251)	(7,177)	221%

Non-operating expense, net
Change in fair value of financial liabilities	—	(3,401)	3,401	NM
Interest expense, net	(1,779)	(562)	(1,217)	217%
Other expense, net	(94)	(174)	80	(46)%
Total non-operating expense, net	(1,873)	(4,137)	2,264	(55)%
Loss before income taxes	(12,301)	(7,388)	(4,913)	66%
Income tax expense	(26)	(247)	221	(89)%
Net loss	$(12,327)	$(7,635)	$(4,692)	61%
NM - Not Meaningful
Revenue
Total revenue increased by $6.4 million, or 5%, to $123.1 million for the three months ended September 30, 2026, from $116.7 million for the three months ended September 30, 2025.
Diagnostic test revenue increased by $6.5 million, or 6%, to $120.1 million for the three months ended September 30, 2026, from $113.5 million for the three months ended September 30, 2025. The increase primarily reflected an increase of 12% in whole exome and genome sequencing revenues driven by a 25% increase in test volumes, which also included a $6.7 million increase in revenue from the prior-year quarter resulting from changes in estimates related to performance obligations satisfied in prior periods. These increases were partially offset by the absence of revenue recognized in the prior-year period associated with the previously announced discontinuation of the hereditary cancer genetic testing business.

Other revenue decreased by a nominal amount, to $3.0 million for the three months ended September 30, 2026.
Gross Profit
Gross profit increased by $1.5 million, or 2%, to $86.1 million for the three months ended September 30, 2026, from $84.5 million for the three months ended September 30, 2025, driven by a combination of a shift in test mix to more profitable whole exome and genome tests and continued cost per test leverage.
Research and Development
Research and development expense decreased by $2.5 million, or 12%, to $17.4 million for the three months ended September 30, 2026, from $19.8 million for the three months ended September 30, 2025. The decrease was driven by lower overall compensation costs of $2.5 million, which primarily reflects lower employee incentive compensation in the current period.
Selling, General and Administrative
Selling, general and administrative expense increased by $11.2 million, or 16%, to $79.1 million for the three months ended September 30, 2026, from $67.9 million for the three months ended September 30, 2025. This increase primarily reflects strategic investments to support future growth, including a significant expansion of our commercial organization through increased sales representative headcount which resulted in increased compensation costs of $4.2 million. In addition, we incurred higher marketing expenditures of $1.3 million to support the continued investment in new customer experience capabilities. The increase also reflected higher third-party consulting costs of $2.9 million, IT software and infrastructure costs of $1.4 million and occupancy costs of $0.9 million.
Non-Operating Expense, Net
Non-operating expense of $1.9 million for the three months ended September 30, 2026 reflected net interest expense of $1.8 million, related to borrowing under the Blackstone Loan Agreement entered into during the first quarter of 2026 and subsequently amended and restated during the third quarter of 2026, resulting in aggregate borrowings of $150.0 million.
Non-operating expense of $4.1 million for the three months ended September 30, 2025 primarily reflected net interest expense of $0.6 million related to the Perceptive Term Loan Facility, a loss of $0.9 million for the change in the fair value of public and private warrants, and a loss of $2.5 million for the change in fair value of the contingent consideration.
See Note 8, “Long-Term Debt” and Note 4, “Fair Value Measurements” for further information
Comparison of the nine months ended September 30, 2026 and 2025
The following table sets forth our results of operations for the periods presented:

	Nine months ended September 30,
	2026	2025	$ Change	% Change
Revenue
Diagnostic test revenue	$333,244	$299,382	$33,862	11%
Other revenue	6,551	7,168	(617)	(9)%
Total revenue	339,795	306,550	33,245	11%
Cost of services	107,286	92,645	14,641	16%
Gross profit	232,509	213,905	18,604	9%
Research and development	56,826	47,485	9,341	20%
Selling, general and administrative	229,750	165,262	64,488	39%
Impairment loss	31,287	—	31,287	NM
(Loss) income from operations	(85,354)	1,158	(86,512)	NM

Non-operating expense, net
Change in fair value of financial liabilities	2,760	(2,320)	5,080	NM
Interest expense, net	(3,681)	(2,019)	(1,662)	82%
Loss on extinguishment of debt	(6,565)	—	(6,565)	NM
Other (expense) income, net	(138)	274	(412)	NM
Total non-operating expense, net	(7,624)	(4,065)	(3,559)	88%
Loss before income taxes	(92,978)	(2,907)	(90,071)	NM
Income tax expense	(405)	(448)	43	(10)%
Net loss	$(93,383)	$(3,355)	$(90,028)	NM
NM - Not Meaningful
Revenue
Total revenue increased by $33.2 million, or 11%, to $339.8 million for the nine months ended September 30, 2026, from $306.6 million for the nine months ended September 30, 2025.
Diagnostic test revenue increased by $33.9 million, or 11%, to $333.2 million for the nine months ended September 30, 2026, from $299.4 million for the nine months ended September 30, 2025. The increase primarily reflected an increase of 18% in whole exome and genome sequencing revenues driven by a 30% increase in test volumes, partially offset by the absence of revenue recognized in the prior-year period associated with the previously announced discontinuation of the hereditary cancer genetic testing business.

Other revenue decreased by $0.6 million, to $6.6 million for the nine months ended September 30, 2026, from $7.2 million for the nine months ended September 30, 2025. The decrease is driven by lower software and interpretation services revenue, partially offset by an increase in revenue from our data information business.
Gross Profit
Gross profit increased by $18.6 million for the nine months ended September 30, 2026, driven by a combination of a shift in test mix to more profitable whole exome and genome tests and continued cost per test leverage.
Research and Development
Research and development expense increased by $9.3 million, or 20%, to $56.8 million for the nine months ended September 30, 2026, from $47.5 million for the nine months ended September 30, 2025. The increase was primarily attributable to higher compensation-related costs of $6.9 million, which reflects an investment to expand our product development team which includes partial offsets of capitalized software costs of $2.3 million and lower accrued employee incentive compensation in the current period of $2.8 million. In addition, an increase in software-related expenses of $2.2 million, and an increase in costs related to sponsored research programs of $0.8 million contributed to the overall increase in research and development expenses. This was partially offset by lower third-party consultant costs of $0.5 million.
Selling, General and Administrative
Selling, general and administrative expense increased by $64.5 million, or 39%, to $229.8 million for the nine months ended September 30, 2026, from $165.3 million for the nine months ended September 30, 2025. The increase was primarily attributable to our investment to support growth in our commercial team with higher compensation-related costs of $33.7 million, higher marketing expenditures and continued investment in new customer experience capabilities. The increase reflected higher IT software and infrastructure costs of $4.3 million, third-party consulting costs of $8.8 million, marketing, travel and customer engagement expenses of $4.8 million, and higher occupancy costs of $1.4 million. In addition, the prior period included a one-time sales-and-use tax refund of $8.4 million.
Impairment loss
During the first quarter of 2026, we recorded non-cash impairment charges totaling $31.3 million related to the goodwill and intangible assets associated with the Fabric Genomics acquisition. This consists of an $11.9 million goodwill impairment charge, a $10.2 million impairment of developed technology, a $5.0 million impairment of customer relationships, and a $4.2 million impairment of tradenames and trademarks. See Note 6, “Goodwill and Intangible Assets” for further information.
Non-Operating Expense, Net
Non-operating expense, net of $7.6 million for the nine months ended September 30, 2026 primarily reflected a $6.6 million loss on extinguishment of the Perceptive long-term debt and higher net interest expense of $1.7 million related to borrowing under the Blackstone Loan Agreement entered into during the first quarter of 2026 and subsequently amended and restated during the third quarter of 2026, resulting in aggregate borrowings of $150.0 million. These expenses were partially offset by a gain in the change in the fair value of warrants of $1.1 million and a gain of $1.6 million in the change in fair value of contingent consideration associated with the Fabric Genomics acquisition.
Non-operating expense, net of $4.1 million for the nine months ended September 30, 2025 primarily reflected a loss of $3.4 million for the change in fair value of the contingent consideration and interest expense, net of $2.0 million. This was partially offset by a gain in the change in fair value of warrants of $1.1 million and a realized gain on marketable securities of $0.5 million.
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
The following is a reconciliation of gross profit to our adjusted gross profit and of our gross margin to adjusted gross margin for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$123,101	$116,743	$339,795	$306,550
Cost of services	37,041	32,216	107,286	92,645
Gross profit	$86,060	$84,527	$232,509	$213,905
Gross margin	69.9%	72.4%	68.4%	69.8%
Add:
Depreciation and amortization expense	$1,687	$1,374	$4,875	$3,838
Stock-based compensation expense	371	219	1,312	580
Restructuring costs	18	—	65	—
Adjusted gross profit	$88,136	$86,120	$238,761	$218,323
Adjusted gross margin	71.6%	73.8%	70.3%	71.2%
Adjusted Net Income
Adjusted net income is a non-GAAP financial measure that we define as net loss adjusted for depreciation and amortization, stock-based compensation expenses, restructuring costs, change in fair value of financial liabilities, interest expense (net), non-core lease costs, impairment loss, loss on extinguishment of debt, income tax expense, transaction costs, third party advisor fees related to our revenue cycle transformation and costs related to a legal reserve. We believe adjusted net income is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain factors that may vary from company to company for reasons unrelated to overall operating performance.

The following is a reconciliation of our net loss to adjusted net income for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net loss	$(12,327)	$(7,635)	$(93,383)	$(3,355)
Depreciation and amortization expense	6,895	6,474	20,418	18,343
Stock-based compensation expense	8,253	10,586	23,591	22,382
Restructuring costs	867	128	4,601	759
Change in fair value of financial liabilities	—	3,401	(2,760)	2,320
Interest expense, net	1,779	562	3,681	2,019
Non-core lease costs(1)	1,169	1,323	3,476	4,209
Impairment loss	—	—	31,287	—
Loss on extinguishment of debt	—	—	6,565	—
Other(2)	1,975	1,219	3,316	(5,059)
Adjusted net income	$8,611	$16,058	$792	$41,618
(1)Non-core lease costs represent occupancy and related expenses associated with vacant laboratory facilities and office space that are no longer utilized as part of the Company’s operations.
(2)For the three and nine months ended September 30, 2026, represents income tax expense, net, costs related to certain litigation matters, and third party advisor fees related to our revenue cycle transformation. For the three and nine months ended September 30, 2025, represents income tax expense, net, transaction costs associated with the Merger Agreement, and a sales-and-use tax refund.
Liquidity and Capital Resources
As of September 30, 2026, our existing cash and cash equivalents and available-for-sale marketable securities were $170.1 million.
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
In October 2025, we filed an automatic universal shelf registration statement that provides for the sale of our Class A common stock and other securities, and up to an aggregate of $100.0 million of our Class A common stock that may be issued from time to time under a Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”). As of September 30, 2026, approximately $78.2 million of capacity remained available under this Sales Agreement.
On February 27, 2026, we entered into a Loan Agreement (the “Loan Agreement”), among Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C. (collectively referred to herein as “Blackstone”), certain of our subsidiaries party thereto as guarantors (collectively, the “Guarantors”), Wilmington Trust, National Association, as Agent and the lenders from time to time party thereto (collectively, the “Lenders”). The Loan Agreement provided for a term loan in an aggregate principal amount of $100.0 million (the “Term Loan”), which was funded on February 27, 2026 (the “Closing Date”). See Note 8, “Long-Term Debt” for further information.
On August 3, 2026, we entered into an Amended and Restated Loan Agreement (the “Amended Loan Agreement”) with Blackstone, which amends and restates our existing Loan Agreement, and provides for an additional $50.0 million term loan facility, increasing the aggregate principal amount available under the facility to $150.0 million.
Concurrently with the Amended Loan Agreement, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain affiliates of Blackstone (collectively, the “Investors”), pursuant to which the Investors agreed to purchase 81,967 shares of our Class A common stock at $61.00 per share in a private placement, for aggregate gross proceeds of approximately $5.0 million. The closing of the private placement occurred on August 7, 2026, substantially concurrently with the funding of the incremental term loan facility. See Note 8, “Long-Term Debt” for further information.

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
There have been no material changes to our material cash requirements from those disclosed in our 2025 Form 10-K, except for a sublease agreement for a laboratory space with future minimum lease payments of approximately $16.3 million which was entered into in the first quarter of 2026. For more information, see Note 9, “Purchase Commitments and Contingencies” included within this Quarterly Report. In addition, in the first quarter of 2026, we repaid in full all outstanding obligations under the Perceptive Term Loan Facility and subsequently entered into the Blackstone Loan Agreement for an aggregate principal amount of $100.0 million. In the third quarter of 2026 we entered into an Amended and Restated Loan Agreement with Blackstone, to provide for an additional $50.0 million term loan facility, increasing the aggregate principal amount available under the facility to $150.0 million. The Amended Loan Agreement contains customary affirmative and negative covenants, events of default and minimum liquidity requirements, including a requirement that the Company maintain minimum liquidity of $75.0 million. For more information, see Note 8, “Long-Term Debt” included within this Quarterly Report.
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
Our critical accounting policies and estimates are described in Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements, and Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in the 2025 Form 10-K. Except as disclosed in Note 2, there have been no material changes to our critical accounting policies and estimates in the current period.
Cash Flows

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by operating activities	$(71,988)	$36,369
Net cash used in investing activities	(30,303)	(50,445)
Net cash provided by financing activities	93,434	24,832
Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2026 was $72.0 million, driven by a net loss of $93.4 million, net adjustments of $81.7 million and a change in operating assets and liabilities of $60.4 million. The impact of the change in operating assets and liabilities was primarily driven by decreased accounts payables and accrued expenses due to the timing of vendor payments and a decrease in other assets and liabilities due to the timing of associated payments.
Net cash provided by operating activities during the nine months ended September 30, 2025 was $36.4 million, driven by improved gross margin profitability in that period. This performance was partially offset by the changes in operating assets and liabilities which primarily reflected higher accounts receivables from growth of the whole exome and genome testing volumes.

Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2026 was $30.3 million, which included purchases of marketable securities of $40.9 million and purchases of property and equipment and development of internal-use software of $21.8 million. This was partially offset by proceeds from maturities and sales of marketable securities of $32.3 million.
Net cash used in investing activities during the nine months ended September 30, 2025 was $50.4 million, which included $33.2 million for the acquisition of Fabric Genomics, purchases of marketable securities of $36.5 million and property and equipment of $14.7 million, partially offset by $34.0 million in proceeds from the maturities of marketable securities.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2026 was $93.4 million, which primarily reflected proceeds from long term debt, net of issuance costs, of $146.0 million and proceeds from the issuance of common stock pursuant to the Purchase Agreement of $5.0 million. This was partially offset by the repayment of existing long-term debts in the amounts of $54.0 million and $4.4 million. For more information regarding our long-term debt, see Note 8, “Long-Term Debt.”
Net cash provided by financing activities during the nine months ended September 30, 2025 was $24.8 million, which primarily reflected proceeds from our prior ATM offering of $25.6 million.
For more information regarding our prior ATM offering, see Note 14, “Supplemental Financial Information,” to our condensed consolidated financial statements included within this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our cash, cash equivalents, available-for-sale marketable securities and restricted cash consists of bank deposits and money market funds, which totaled $171.1 million and $172.3 million as of September 30, 2026 and December 31, 2025, respectively. Such interest-bearing instruments carry a degree of risk. However, because our investments are primarily high-quality credit instruments with short-term durations with high-quality institutions, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A 100-basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and restricted cash.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Remediation of Previously Reported Material Weakness
To remediate this material weakness, we completed the following actions:
•Enhanced system settings within the impacted IT application to enforce segregation of duties and align with control design requirements.
•Implemented and formalized change management and monitoring controls to support improved governance over changes to the affected IT application.
Management believes it has effectively designed and tested the operating effectiveness related to the previously-reported material weakness noted above. Accordingly, management has concluded that the material weakness has been remediated because each component of the material weakness has been operating effectively for a sufficient period of time.
Changes in Internal Control Over Financial Reporting
Except for the changes implemented in connection with the remediation of the previously reported material weakness described above, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” of our 2025 Form 10-K and in Part II, Item 1A “Risk Factors” of each of our Quarterly Reports for the quarterly periods ended March 31, 2026, filed with the SEC on May 4, 2026, and June 30, 2026, filed with the SEC on August 3, 2026, which sections are incorporated by reference herein.
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
Absent Congressional action, the next round of PAMA-based rate updates will take effect on January 1, 2027. In September 2026, CMS published preliminary weighted medians, indicating that a substantial majority of test codes would be subject to reductions starting in January 2027, with the 15% statutory cap on annual payment rate reductions expected to apply to many of these codes. CMS is expected to publish final weighted medians and CY 2027 rates in November 2026. Depending on the scope of these reductions, it will likely impact the amount of revenue we are able to collect under these codes beginning in 2027. Because the reductions are cumulative and may continue through 2029 until CMS fully implements the weighted medians, the aggregate effect on our financial results over the phase-in period could increase over time.
Congress could modify or repeal PAMA in the future or CMS could modify regulations under PAMA, and any such action could have the effect of reducing the CMS reimbursement rate for our tests. Legislation has been introduced in Congress, including the Reforming and Enhancing Sustainable Updates to Laboratory Testing Services (RESULTS) Act, which would modify PAMA’s rate-setting methodology and delay or reduce the scheduled cuts. We cannot predict whether Congress will enact the RESULTS Act, another temporary deferral, or any other PAMA reform before January 1, 2027 or at any time thereafter, or what the terms of any such legislation would be. Further, it is possible that Medicare or other federal payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could also have a negative impact on our revenues.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Recent Sales of Unregistered Securities
Securities Purchase Agreement
On August 3, 2026, concurrently with the execution of the Amended Loan Agreement, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain affiliates of Blackstone (collectively, the “Investors”), pursuant to which the Investors agreed to purchase 81,967 shares of our Class A common stock at a purchase price of $61.00 per share, for aggregate gross proceeds of approximately $5.0 million, in a private placement transaction. The closing of the private placement occurred on August 7, 2026 substantially concurrently with the funding of the incremental term loan facility under the Amended Loan Agreement.
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
Patents
Our patent protection strategy has focused on seeking protection for certain of our non-gene specific technology and our specific biomarkers. In this regard, as of September 30, 2026, we have one issued U.S. utility patent, one issued U.S. design patent, two granted European patents, one granted Canadian patent, sixteen pending U.S. non-provisional utility patent applications, three pending U.S. provisional patent applications, and four pending international PCT patent applications. The issued U.S. utility patent relates to therapeutic treatment for subjects having certain polymorphic markers associated with specific human leukocyte antigen alleles. The issued U.S. design patent relates to a display screen with a graphical user interface. One granted European patent relates to a variant annotation, analysis and selection tool and has been validated in France, Germany, Ireland, Switzerland and the United Kingdom. The other granted European patent relates to genome analysis and has been validated in France, Germany, Italy, the Netherlands, Spain and the United Kingdom. The granted Canadian patent also relates to genome analysis.
The pending utility patent applications include an international PCT patent application and a U.S. patent application related to performing phenotypic fit analysis; an international PCT patent application and two U.S. patent applications related to processing genetic variations and phenotypes; an international PCT patent application and a U.S. patent application related to modeling inference of mutation impact; a U.S. patent application related to identifying cancer diagnoses and diagnosis dates from electronic health records using machine learning; a U.S. patent application related to predicting cancer homologous recombination pathway deficiency and determining treatment response; four U.S. patent applications related to therapeutic treatment for subjects having certain polymorphic markers associated with specific human leukocyte antigen alleles, three of which have been issued on October 20, 2026; two U.S. patent applications related to analyzing phenotype-causing genomic variants; two U.S. patent applications related to prioritizing phenotype-causing genomic variants in combination with biomedical ontologies; two U.S. patent applications related to prioritizing phenotype-causing genomic variants in combination with clinical information; and an international PCT patent application related to ultra-long context genomic language modeling. Two of the pending U.S. provisional patent applications relate to variant analysis, and one relates to multilayer genomic processing.
Our issued patents will begin expiring in 2029. If patents are issued from the currently pending applications, the earliest patents will begin expiring in the early 2030s, subject to potential extensions of the patent term that will be calculated based on the length of the patent examination process. The claim scope of any potentially issued patents stemming from the present applications may be narrower than included in the initial filings due to any amendments that may arise throughout their prosecution.
Recent Accounting Pronouncements
Additional information on recent accounting pronouncements can be found in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included within our 2025 Form 10-K, and Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Quarterly Report.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into this Quarterly Report.

No.	Description of Exhibit	Filed Herewith
10.1+	Amended and Restated Loan Agreement, dated August 3, 2026, between the Company and Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C.	X

10.2+	Securities Purchase Agreement, dated August 3, 2026, between the Company and Blackstone Alternative Credit Advisors LP and Blackstone Life Sciences Advisors L.L.C.	X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).	X

**	Furnished
+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENEDX HOLDINGS CORP.

Date:	November 9, 2026		/s/ Katherine Stueland
		Name:	Katherine Stueland
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 9, 2026		/s/ Kevin Feeley
		Name:	Kevin Feeley
		Title:	Chief Financial Officer (Principal Financial Officer)